Form 10-Q
period 1995-03-31
FRANCHISE FINANCE CORP OF AMERICA
filed 1995-05-12
CIK 908527

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended                 March 31, 1995
                                 -----------------------------------------------

   [ ]   TRANSITION   REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

   For the transition period from                      to
                                  --------------------    ----------------------


                             Commission file number
                                     1-13116


                    FRANCHISE FINANCE CORPORATION OF AMERICA
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                        86-0736091
- --------------------------------------------------------------------------------
     (State of Incorporation)                             (I.R.S. Employer
                                                        Identification Number)

                              The Perimeter Center
                           17207 North Perimeter Drive
                            Scottsdale, Arizona 85255
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)


Registrants' telephone number including area code            (602) 585-4500
                                                   -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X    No
                                       ------     ------

Number of shares outstanding of each of the issuer's classes of common stock as of November 10, 1994:

     Common Stock, $0.01 par value                          40,250,719
     -----------------------------                      ----------------
                 Class                                  Number of Shares



PART 1 - FINANCIAL INFORMATION
    Item l.  Financial Statements.

                    FRANCHISE FINANCE CORPORATION OF AMERICA

       CONSOLIDATED BALANCE SHEETS - MARCH 31, 1995 AND DECEMBER 31, 1994
                    (Amounts in thousands except share data)
                                   (Unaudited)

                                                                                      March 31,          December 31,
                                                                                        1995                  1994
                                                                                      --------            -----------
                                     ASSETS

Investments:
    Investments in Real Estate, at cost:
       Land                                                                            $268,180            $252,733
       Buildings and Improvements                                                       399,394             378,503
       Equipment                                                                         48,796              49,890
                                                                                      ---------           ---------
                                                                                        716,370             681,126
       Less-Accumulated Depreciation                                                    172,867             169,570
                                                                                      ---------           ---------
           Net Real Estate Investments                                                  543,503             511,556

    Mortgage Loans Receivable                                                            70,132              65,980
                                                                                      ---------           ---------
           Total Investments                                                            613,635             577,536

Cash and Cash Equivalents                                                                 8,237              12,095
Accounts and Unsecured Notes Receivable, net of allowances
    of $1,500 in 1995 and 1994                                                            7,996               7,230
Other Assets                                                                             14,759              15,367
                                                                                      ---------           ---------

           Total Assets                                                                $644,627            $612,228
                                                                                       ========           =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Accounts Payable and Accrued Expenses                                             $   3,696           $   3,980
    Dividends Payable                                                                    18,113              18,113
    Notes Payable to Bank                                                                95,000              59,000
    Mortgage Payable to Affiliate                                                         8,500               8,500
    Rent Deposits                                                                         6,210               6,180
    Other Liabilities                                                                     3,407               2,348
                                                                                      ---------           ---------

           Total Liabilities                                                            134,926              98,121
                                                                                      ---------           ---------

Shareholders' Equity:
    Common Stock, par value $.01 per share, authorized 200 million
       shares, 40,250,719 shares issued and outstanding                                     403                 403
    Capital in excess of par value                                                      546,626             546,626
    Distributions in excess of net income                                               (37,328)            (32,922)
                                                                                      ---------           ---------

           Total Shareholders' Equity                                                   509,701             514,107
                                                                                      ---------           ---------

           Total Liabilities and Shareholders' Equity                                  $644,627            $612,228
                                                                                      =========           =========





                    FRANCHISE FINANCE CORPORATION OF AMERICA

                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                  (Amounts in thousands except per share data)
                                   (Unaudited)


                                                             1995         1994
                                                            -------      -------
REVENUES:
      Rental                                              $ 20,730      $ 20,268
      Mortgage Loan Interest                                 1,964         1,197
      Investment Income and Other                              537         1,468
      Gain on Sale of Property                               1,199            41
                                                          --------      --------

                                                            24,430        22,974
                                                          --------      --------


EXPENSES:
      Depreciation and Amortization                          5,275         5,843
      Operating, General and Administrative                  3,195         3,580
      Interest                                               2,013            64
      Related Party Interest                                   240           238
                                                          --------      --------

                                                            10,723         9,725
                                                          --------      --------

Net Income                                                $ 13,707      $ 13,249
                                                          ========      ========

Net Income Per Share                                      $    .34      $    .33
                                                          ========      ========






                    FRANCHISE FINANCE CORPORATION OF AMERICA

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1995
                             (Amounts in thousands)
                                   (Unaudited)


                                                                         Capital in       Distributions
                                                             Common       Excess of        in Excess of
                                                              Stock       Par Value         Net Income          Total
                                                              -----       ---------         ----------          -----

BALANCE, December 31, 1994                                     $403          $546,626         $(32,922)      $514,107

    Net income                                                  -                -              13,707         13,707

    Dividends declared - $.45 per share                         -                -             (18,113)       (18,113)
                                                               ----          --------         --------       --------

BALANCE, March 31, 1995                                        $403          $546,626         $(37,328)      $509,701
                                                               ====          ========         ========       ========





                    FRANCHISE FINANCE CORPORATION OF AMERICA

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                             (Amounts in thousands)
                                   (Unaudited)



                                                                                   1995                 1994
                                                                                ----------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $ 13,707            $ 13,249
   Adjustments to net income:
       Depreciation and amortization                                                 5,275               5,843
       Gain on sale of property                                                     (1,199)                (41)
       Other                                                                         1,403              (1,368)
                                                                                 ---------           ---------

          Net cash provided by operating activities                                 19,186              17,683
                                                                                 ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and investment in mortgage loans                        (42,793)                (10)
   Investment in note receivable                                                    (1,200)              -
   Proceeds from sale of property                                                    2,460               1,561
   Collection of mortgage principal and
       receipt of mortgage payoffs                                                     602               1,636
                                                                                 ---------           ---------

          Net cash provided by (used in) investing activities                      (40,931)              3,187
                                                                                 ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends/distributions paid                                                    (18,113)            (18,615)
   Proceeds from bank borrowings                                                    36,000                 625
   Principal payments on bank borrowings                                              -                   (209)
   Payment of REIT transaction costs                                                  -                 (1,364)
                                                                                 ---------           ---------

          Net cash provided by (used in) financing activities                       17,887             (19,563)
                                                                                 ---------           ---------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                      (3,858)              1,307

CASH AND CASH EQUIVALENTS, beginning of period                                      12,095              51,848
                                                                                 ---------           ---------

CASH AND CASH EQUIVALENTS, end of period                                         $   8,237            $ 53,155
                                                                                 =========            ========



Part I -- Financial Information


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

General

Franchise Finance Corporation of America (FFCA) was organized in June 1993 to facilitate the consolidation by merger, which was effected on June 1, 1994, of Franchise Finance Corporation of America I and eleven public real estate limited partnerships with and into FFCA. The merger was accounted for as a reorganization of affiliated entities under common control in a manner similar to a pooling of interests. Financial information for the first quarter of 1994 has been restated on a combined basis to provide comparative information. FFCA invests in chain restaurant real estate as a self-administered real estate investment trust (REIT). FFCA's common stock is listed and traded on the New York Stock Exchange under the symbol FFA.

Liquidity and Capital Resources

At March 31, 1995, FFCA owned or financed 1,218 chain restaurant properties in 45 states. Rental and mortgage loan interest revenue generated by this portfolio of properties has, and will continue to, comprise the majority of the cash generated from operations. Cash generated by the portfolio is held in temporary investment securities pending distribution to the shareholders in the form of quarterly dividends. This cash also may be used on an interim basis to fund portfolio acquisitions. FFCA's primary source of funding for acquisitions is a $400 million acquisition loan facility. This revolving credit facility bears annual interest at LIBOR plus 2.25% and expires in July 1996. During the quarter ended March 31, 1995, FFCA acquired or financed 46 restaurant properties totaling approximately $44 million, representing primarily sale/leaseback transactions with major franchised restaurant operators. These acquisitions were funded by cash generated from operations and a draw of $36 million on the revolving credit facility. During the quarter, FFCA sold four properties and related equipment, primarily through the lessees' exercise of their purchase options on the properties. Proceeds from these sales also were used to partially fund the new acquisitions.

At March 31, 1995, FFCA had cash and cash equivalents totaling $8.2 million and $305 million available on its revolving credit facility. FFCA's anticipated property acquisitions include commitments, totaling $152 million, made to large restaurant operators to acquire or finance (subject to FFCA's customary underwriting procedures) 160 restaurant properties over the next twelve months, including Arby's, Fuddruckers, Applebee's and Wendy's. FFCA anticipates funding these specific commitments, and other acquisitions of restaurant properties, through amounts available under its revolving credit facility. As a result, debt and related interest expense levels for the remaining quarters of 1995 are expected to be higher than the first quarter 1995 amounts. FFCA declared a dividend for the quarter ended March 31, 1995 of $0.45 per share, or $1.80 per share on an annualized basis, to shareholders of record on May 10, 1995, payable on May 19, 1995. Management of FFCA believes that cash generated from operations will be sufficient to meet operating requirements and provide the level of shareholder dividends required to maintain its status as a REIT. FFCA expects to meet its long-term liquidity needs for the acquisition of properties through long-term borrowings and the issuance of debt or additional equity securities of FFCA.


Results of Operations

FFCA recorded net income per share, based on 40,250,719 shares of FFCA common stock outstanding, of $0.34 for the quarter ended March 31, 1995 as compared to net income per share of $0.33 for the quarter ended March 31, 1994. The increase in net income between these two periods was driven by an increase in revenues. Total revenues for the quarter rose six percent to $24.4 million from $23.0 million for the comparable quarter of the prior year. Portfolio acquisitions were the primary source of the revenue increases, despite the sale of 44 properties in the past twelve months. Since the formation of the REIT on June 1, 1994, the implementation of an aggressive acquisition plan yielded $126 million in portfolio additions through March 31, 1995. This quarter's portfolio acquisitions, totaling approximately $44 million, are represented by $38 million in property subject to operating leases and $6 million in mortgage loans and unsecured notes. In addition to the base lease and loan amounts, both the leases and mortgage loans generally provide for contingent revenues based on a percentage of the gross sales of the related restaurants. Since these acquisitions occurred mid- to late quarter, the weighted average balance of acquisitions for the quarter amounted to approximately $10.8 million; therefore, their impact on rental and mortgage interest revenue will not be fully reflected until next quarter.

Total revenues were also positively impacted by a $415,000 increase in percentage rentals to approximately $1.1 million for the first quarter of 1995 as compared to $681,000 for the first quarter of 1994. The restaurant leases generally provide that lessees make lease payments equal to the greater of a fixed base rate or a percentage of the gross sales of the restaurants. A portion of the increase relates to lessees whose sales levels have, for the first time, exceeded the threshold where percentage rent is due. In addition, a portion of the increase in percentage rental revenue relates to increases in individual restaurant-level sales volumes.

Rental revenues include both rental payments received from lessees and rent guaranty insurance payments. Rental revenue collected under the rent guaranty insurance policies for the first quarter of 1995 decreased to $1 million from $1.7 million in the first quarter of 1994 due to expiring rent insurance policies. Rent guaranty insurance policies covering FFCA's properties will generally expire at various dates through 1999.

FFCA recorded gains totaling $1.2 million on the sale of four restaurant properties during the quarter, as compared to a net gain of $41,000 on the sale of three properties during the quarter ended March 31, 1994. Results of operations in future quarters may be largely impacted by gains or losses on the sale of properties, however, FFCA anticipates that the sale of properties, if any, will occur primarily through the exercise of purchase options and does not expect losses on such sales.

The remaining revenues in 1995 and 1994 are primarily attributable to interest earned on temporary investments and fees charged to affiliates for administrative services performed. The decrease in such revenues from 1994 was due primarily to a decrease in services provided to FFCA's affiliates.

Expenses for the quarter totaled $10.7 million as compared to $9.7 million in the first quarter of the prior year. Interest expense increased to $2 million from $64,000 due to the debt incurred to acquire portfolio properties. This increase was partly offset by decreases in operating, general and administrative expenses totaling $385,000 and by a decrease in depreciation and amortization expense of $568,000 related to the sale of properties mentioned above.

Subsequent to March 31, 1995, FFCA entered into an agreement with an affiliate of Arby's, Inc. to finance 53 existing restaurant properties located in nine states. This transaction, amounting to $37 million in participating mortgage financing, closed on May 1, 1995. In addition, FFCA has entered into a commitment to finance approximately $50 million for an additional 50 to-be-built Arby's restaurants in the next twelve months.

Lessee Concentration

During the three months ended March 31, 1995 and 1994, one lessee, Foodmaker, Inc. ("Foodmaker"), accounted for approximately 14% of total rental and mortgage loan interest revenues of FFCA. The following table represents selected financial data of Foodmaker, Inc. and Subsidiaries as reported by Foodmaker.


                        Foodmaker, Inc. and Subsidiaries
                       Selected Financial Data (unaudited)
                      (in thousands except per share data)

      Unaudited Consolidated Balance Sheet Data:

                                      January 22, 1995         October 2, 1994
                                      ----------------         ---------------
      Current Assets                    $  87,785                  $107,486
      Noncurrent Assets                   570,139                   632,799
      Current Liabilities                 144,589                   147,530
      Noncurrent Liabilities              485,553                   492,704

      Unaudited Consolidated Statements of Operations Data:

                                                 Sixteen Weeks Ended
                                            -----------------------------------
                                            January 22, 1995   January 23, 1994
                                            ----------------   ----------------
      Gross Revenues                           $ 293,680           $ 381,574
      Costs and Expenses (including taxes)       365,971             385,973
      Net Loss                                 $ (72,291)          $  (4,399)
                                               =========           =========

      Net loss per share - primary
      and fully diluted                           $(1.87)              $(.11)
                                                  ======                =====

In January 1994, Foodmaker contributed its Chi-Chi's Mexican restaurant chain (Chi-Chi's) to Family Restaurants, Inc. (FRI) in exchange for an approximate 39% interest in FRI and other consideration including cash and debt assumption. Therefore, the consolidated statements of operations data for the periods reflected above include Chi Chi's results of operations for only the 16 weeks ended January 23, 1994. Chi-Chi's restaurant sales were $123.3, its costs of sales were $32.7 million, its restaurant operating costs were $80.7 million, and its general and administrative expenses were $9.1 million in the first quarter of 1994.

Sales by Foodmaker-operated Jack In The Box restaurants increased $16.5 million. The sales improvement is primarily due to an increase in the average number of Foodmaker-operated restaurants to 811 in 1995 from 727 in 1994, offset in part by a decrease in per store average sales for comparable restaurants of approximately 1.5%. Distribution sales of food and supplies reflect an increase of approximately $20.4 million due to the recognition of $25.1 million in sales to Chi-Chi's in 1995 (distribution sales to Chi-Chi's in 1994, while it was a Foodmaker subsidiary, were eliminated in consolidation). Distribution sales to franchisees and others decreased approximately $4.7 million principally due to a decline in the number of franchisee-operated restaurants.

Foodmaker recorded a loss in 1995 relating to its equity in FRI of $57.2 million, most of which was the result of the complete write-down of its investment in FRI due to the write-off by FRI of the goodwill attributable to Chi-Chi's. FRI's management determined that it would be unlikely that the company would recover the goodwill of its Chi-Chi's Mexican restaurants as a result of negative publicity regarding the nutritional value of Mexican food. Restaurant operating costs for Jack In The Box and costs of distribution sales increased principally due to variable costs associated with increased sales. These costs represent a higher percentage of sales in 1995 in comparison to the similar period in 1994. Selling, general and administrative expenses for Jack In The Box increased $13.1 million principally due to an $8 million settlement with its stockholders.

Foodmaker indicates that it expects that sufficient cash flow will be generated from operations so that, combined with other financing alternatives available to it, Foodmaker will be able to meet all of its debt service requirement, as well as its capital expenditures and working capital requirements, for the foreseeable future.

   *            *              *              *              *              *

In the opinion of management, the FFCA financial information included in this report reflects all adjustments necessary for fair presentation. All adjustments are of a normal recurring nature.


Part II -- Other Information

Item 6.  Exhibits and Reports on Form 8-K.

(a) For electronic filing purposes only, this report contains Exhibit 27, Financial Data Schedule.

(b) During the quarter covered by this report, FFCA did not file any reports on Form 8-K.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 FRANCHISE FINANCE CORPORATION OF AMERICA

Date:  May 10, 1995              By  John R. Barravecchia
                                   --------------------------------------------
                                   John R. Barravecchia, Chief Financial Officer and Treasurer



Date:  May 10, 1995              By  Catherine F. Long
                                   ---------------------------------------------
                                   Catherine F. Long, Vice President Finance and Principal Accounting Officer