Form 10-Q
period 1995-06-30
FRANCHISE FINANCE CORP OF AMERICA
filed 1995-08-14
CIK 908527

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


        (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended              June 30, 1995
                                             -----------------------------------

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                  to
                                        ---------------    ---------------------

                             Commission file number
                                    1-13116


                    FRANCHISE FINANCE CORPORATION OF AMERICA
        ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                                 86-0736091
        ------------------------------------------------------------------------
          (State of Incorporation)                      (I.R.S. Employer
                                                     Identification Number)

                              The Perimeter Center
                          17207 North Perimeter Drive
                           Scottsdale, Arizona 85255
                    (Address of principal executive offices)


        Registrants' telephone number including area code    (602) 585-4500
                                                          ----------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X     No
                                    ---       ---

        Number of shares outstanding of each of the issuer's classes of common stock as of November 10, 1994:

          Common Stock, $0.01 par value                     40,250,719
         -------------------------------               -------------------
                     Class                               Number of Shares

PART 1 - FINANCIAL INFORMATION
    Item l.  Financial Statements.

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                CONSOLIDATED BALANCE SHEETS - JUNE 30, 1995 AND
                    DECEMBER 31, 1994 (Amounts in thousands
                               except share data)
                                  (Unaudited)

                                                       June 30,     December 31,
                                                         1995           1994
                                                       --------     ------------
                                     ASSETS
                                     ------
Investments:
    Investments in Real Estate, at cost:
       Land                                            $278,718        $252,733
       Buildings and Improvements                       414,367         378,503
       Equipment                                         46,622          49,890
                                                       --------        --------
                                                        739,707         681,126
       Less-Accumulated Depreciation                    174,848         169,570
                                                       --------        --------
           Net Real Estate Investments                  564,859         511,556

    Mortgage Loans Receivable                            38,674          65,980
                                                       --------        --------
           Total Investments                            703,533         577,536

Cash and Cash Equivalents                                 2,856          12,095
Accounts and Unsecured Notes Receivable,
    net of allowances of $1,500 in 1995
    and 1994                                              8,554           7,230
Other Assets                                             14,268          15,367
                                                       --------        --------
           Total Assets                                $729,211        $612,228
                                                       ========        ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Liabilities:
    Accounts Payable and Accrued Expenses              $  4,726        $  3,980
    Dividends Payable                                    18,113          18,113
    Notes Payable to Bank                               184,000          59,000
    Mortgage Payable to Affiliate                         8,500           8,500
    Rent Deposits                                         6,244           6,180
    Other Liabilities                                     3,153           2,348
                                                       --------        --------
           Total Liabilities                            224,736          98,121
                                                       --------        --------
Shareholders' Equity:
    Common Stock, par value $.01 per share,
      authorized 200 million shares,
      40,250,719 shares issued and
      outstanding                                           403             403
    Capital in excess of par value                      546,626         546,626
    Distributions in excess of net income               (42,554)        (32,922)
                                                       --------        --------
           Total Shareholders' Equity                   504,475         514,107
                                                       --------        --------
           Total Liabilities and
               Shareholders' Equity                    $729,211        $612,228
                                                       ========        ========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                       CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                  (Amounts in thousands except per share data)
                                  (Unaudited)




                              Three Months Three Months  Six Months  Six Months
                                  Ended       Ended         Ended       Ended
                                 6/30/95     6/30/94       6/30/95     6/30/94
                              ------------ -----------   ----------  ----------
REVENUES:
 Rental                         $   21,410  $   20,462   $   42,140  $   40,730
 Mortgage Loan Interest              2,897       1,245        4,861       2,442
 Investment Income and Other           547       1,027        1,084       2,495
 Gain on Sale of Property               15       1,762        1,214       1,803
                                ----------  ----------   ----------  ----------

                                    24,869      24,496       49,299      47,470
                                ----------  ----------   ----------  ----------


EXPENSES:
 Depreciation and Amortization       5,221       5,740       10,496      11,583
 Operating, General and
   Administrative                    3,205       3,603        6,400       6,835
 Interest                            3,316         146        5,329         211
 Related Party Interest                240         238          480         475
                                ----------  ----------   ----------  ----------

                                    11,982       9,727       22,705      19,104
                                ----------  ----------   ----------  ----------

Income Before REIT
 Transaction Related Costs          12,887      14,769       26,594      28,366

REIT Transaction Related Costs        --       (27,197)        --       (27,545)
                                ----------  ----------   ----------  ----------

Net Income                      $   12,887  $  (12,428)  $   26,594  $      821
                                ==========  ==========   ==========  ==========

Net Income Per Share            $      .32  $     (.31)  $      .66  $      .02
                                ==========  ==========   ==========  ==========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1995
                             (Amounts in thousands)
                                  (Unaudited)



                                         Capital in  Distributions
                                Common   Excess of   in Excess of
                                 Stock   Par Value    Net Income        Total
                              ---------  ----------  -------------    ---------

BALANCE, December 31, 1994    $     403  $ 546,626     $ (32,922)     $ 514,107

    Net income                      --        --          26,594         26,594
    Dividends declared
      - $.90 per share              --        --         (36,226)       (36,226)
                              ---------  ---------     ---------      ---------

BALANCE, June 30, 1995        $     403  $ 546,626     $ (42,554)     $ 504,475
                              =========  =========     =========      =========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                             (Amounts in thousands)
                                  (Unaudited)




                                                          1995           1994
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $  26,594     $     821
  Adjustments to net income:
    Depreciation and amortization                          10,496        11,583
    Gain on sale of property                               (1,214)       (1,803)
    REIT transaction related costs                           --          24,394
    Other                                                   1,724        (1,576)
                                                        ---------     ---------

      Net cash provided by operating
        activities                                         37,600        33,419
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property                                 (67,022)          (37)
  Investment in mortgage loans                            (74,367)          (78)
  Investment in note receivable                            (1,200)         --
  Proceeds from sale of property                            5,258         8,756
  Collection of mortgage principal and
    receipt of mortgage payoffs                             1,718         5,600
                                                        ---------     ---------

      Net cash provided by (used in)
        investing activities                             (135,613)       14,241
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends/distributions paid                            (36,226)      (37,715)
  Proceeds from bank borrowings                           125,000         5,475
  Principal payments on bank borrowings                      --          (5,147)
  Payment of REIT transaction related costs                  --         (17,180)
  Payment of senior notes and fractional shares              --         (11,745)
                                                        ---------     ---------

      Net cash provided by (used in)
        financing activities                               88,774       (66,312)
                                                        ---------     ---------

NET DECREASE IN CASH AND CASH
     EQUIVALENTS                                           (9,239)      (18,652)

CASH AND CASH EQUIVALENTS,
  beginning of period                                      12,095        51,848
                                                        ---------     ---------

CASH AND CASH EQUIVALENTS,
  end of period                                         $   2,856     $  33,196
                                                        =========     =========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) STOCK OPTION PLAN:

At the May 10, 1995 Annual Shareholders Meeting, the shareholders approved a stock option and incentive plan which permits the issuance of options, restricted stock and other stock-based awards to key employees, the Board of Directors and independent contractors of FFCA. The plan reserves 3,018,804 shares of common stock for grant and provides that the term of each award be determined by the compensation committee of the Board of Directors.

Under the terms of the plan, options granted may be either nonqualified or incentive stock options and the exercise price, determined by the committee, may not be less than the fair market value of a share of common stock on the grant date. In May 1995, FFCA granted 1,227,989 stock options at prices ranging from $19.50 to $19.75 per share, none of which have been exercised. Other than the restrictions which limit the sale and transfer of these shares, participants are entitled to all the rights of a shareholder. Options become exercisable as determined at the date of grant by the committee. At June 30, 1995, the options granted to the non-employee Directors, totaling 20,489 shares, were exercisable. The remaining options vest over a three-year period from the date of grant. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant.


(2) FINANCIAL INSTRUMENTS:

FFCA has entered into an interest rate agreement which hedges exposure to fluctuations in interest rates on anticipated debt with a face amount of $150 million. The gain or loss realized upon settlement of this agreement, and related costs, will be deferred and amortized to interest expense over the period of the underlying debt.

(3) NET INCOME PER SHARE:

Net income per share is calculated using the weighted average number of common shares outstanding during the period. The exercise of the outstanding stock options would not have a material dilutive effect on net income per share.

Part I -- Financial Information

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

General

Franchise Finance Corporation of America (FFCA) was organized in June 1993 to facilitate the consolidation by merger, on June 1, 1994, of Franchise Finance Corporation of America I and eleven public real estate limited partnerships with and into FFCA. The merger was accounted for as a reorganization of affiliated entities under common control in a manner similar to a pooling of interests. Financial information for 1994 has been restated on a combined basis to provide comparative information. FFCA invests in chain restaurant real estate as a self-administered real estate investment trust (REIT). FFCA's common stock is listed and traded on the New York Stock Exchange under the symbol FFA.

Liquidity and Capital Resources

At June 30, 1995, FFCA owned or financed 1,332 chain restaurant properties in 46 states, representing an investment portfolio of $704 million (net of accumulated depreciation on restaurant properties), as compared to $578 million at December 31, 1994. Rental and mortgage loan interest revenue generated by this portfolio of properties has, and will continue to, comprise the majority of the cash generated from operations. Cash generated by the portfolio is held in temporary investment securities pending distribution to the shareholders in the form of quarterly dividends. This cash also may be used on an interim basis to fund
portfolio  acquisitions.   Currently,  FFCA's  primary  source  of  funding  for
acquisitions is a $400 million acquisition loan facility. This revolving credit facility was recently amended to reduce the annual interest rate from LIBOR plus 2.25% to LIBOR plus 1.75%. In addition, the draw fee of .75% was reduced to
 .375%. The loan facility expires in July 1996 at which time FFCA expects its short-term liquidity needs for the acquisition of properties to be met through similar short-term revolving loan facilities. FFCA anticipates meeting its long-term capital needs through the issuance of debt or additional equity securities of FFCA.

During the quarter ended June 30, 1995, FFCA acquired or financed 120 restaurant properties totaling approximately $99 million. Acquisitions during the quarter represented primarily mortgage financing transactions with major franchised restaurant operators. These acquisitions were funded by $89 million of debt drawn on the revolving credit facility and by cash generated from operations. Acquisitions for the first six months of 1995 totaled $143 million, representing 166 restaurant properties, and were split evenly between mortgage financing and lease transactions. FFCA sold ten properties and related equipment in the first six months of 1995, six of which occurred in the second quarter. All but three of the properties sold in 1995 were sold through the lessees' exercise of their purchase options on the properties. Proceeds totaling $5.3 million from these sales also were used to partially fund the new acquisitions.

At June 30, 1995, FFCA had cash and cash equivalents totaling $2.9 million and $216 million available on its revolving credit facility. FFCA's anticipated property acquisitions include commitments, totaling approximately $200 million, made to restaurant operators to acquire or finance (subject to FFCA's customary underwriting procedures) 218 restaurant properties generally over the next twelve months. FFCA anticipates funding these specific commitments, and other acquisitions of restaurant properties, through amounts available under its revolving credit facility. As a result, debt levels for the remaining half of 1995 are expected to be higher than the first half of 1995 amounts. Interest expense for the remainder of 1995 will be impacted by higher debt levels, the recent reduction in the interest rate on the loan facility mentioned above, and by changes in the monthly interest rate caused by fluctuations in the London Interbank Offered Rate (LIBOR).

FFCA declared a dividend for the quarter ended June 30, 1995 of $0.45 per share, or $1.80 per share on an annualized basis, to shareholders of record on August 10, 1995, payable on August 18, 1995. Management of FFCA believes that cash generated from operations will be sufficient to meet operating requirements and provide the level of shareholder dividends required to maintain its status as a REIT.

Results of Operations

FFCA recorded net income per share of $0.32 for the quarter ended June 30, 1995 and $.66 for the six months ended June 30, 1995 as compared to a net loss per share of $0.31 for the quarter ended June 30, 1994 and net income per share of $.02 for the six months ended June 30, 1994. The 1994 results of operations were impacted by the REIT transaction-related costs incurred in the June 1, 1994 merger. Income before the effect of the REIT transaction-related costs was $.37 for the quarter ended June 30, 1994 and $.70 for the six-months ended June 30, 1994.

Total revenues for the quarter rose to $24.9 million from $24.5 million for the comparable quarter of the prior year. A net increase in portfolio revenue (rental revenues and mortgage loan interest income) of $2.6 million was offset by a decrease in investment income of $.5 million and a decrease in gain on the sale of property of $1.7 million.

Portfolio acquisitions were the primary source of revenue increases, despite the sale of 30 properties in the past twelve months. Since the formation of the REIT on June 1, 1994, the implementation of an aggressive acquisition plan yielded $225 million in portfolio additions through June 30, 1995. These new properties generated approximately $4.4 million in revenue for the quarter and $6.8 million in revenue for the six months ended June 30, 1995. This quarter's portfolio acquisitions, totaling approximately $99 million, are represented by $70 million in participating mortgage loans and unsecured notes and $29 million in property subject to operating leases. Since these acquisitions occurred mid- to late quarter, the weighted average balance of acquisitions for the quarter amounted to approximately $39.6 million; therefore, their impact on rental revenue and mortgage interest income will not be fully reflected until next quarter. In addition to the base lease and loan amounts, both the leases and mortgage loans generally provide for contingent revenues based on a percentage of the gross sales of the related restaurants.

Rental revenues include both rental payments received from lessees and rent guaranty insurance payments. Rental revenue collected under the rent guaranty insurance policies for the second quarter of 1995 decreased to $1 million from $1.6 million in the second quarter of 1994 primarily due to expiring rent insurance policies. Rent guaranty insurance policies covering FFCA's properties will generally expire at various dates through 1999.

The restaurant leases generally provide that lessees make lease payments equal to the greater of a fixed base rate or a percentage of the gross sales of the restaurants (percentage rentals). Percentage rentals approximated $1 million for the three months ended June 30, 1995 and $2.1 million for the six months then ended, as compared to $1.2 for the three months ended June 30, 1994 and $1.9 million for the six months then ended. Although there is a general upward trend in percentage rentals, differences between quarterly periods occur due to the timing of revenue recognition for these contingent rentals.

FFCA recorded a net gain of $15,000 on the sale of six restaurant properties during the quarter, as compared to a net gain of $1.8 million on the sale of sixteen properties during the quarter ended June 30, 1994. Results of operations in future quarters may be largely impacted by gains or losses on the sale of properties, however, FFCA anticipates that the sale of properties, if any, will occur primarily through the exercise of purchase options and does not expect losses on such sales.

The remaining revenues in 1995 and 1994 are primarily attributable to interest earned on temporary investments and fees charged to affiliates for administrative services performed. The decrease in such revenues from 1994 was due primarily to a decrease in the average balance of cash available for investment and to a decrease in services provided to FFCA's affiliates.

Expenses for the quarter totaled nearly $12 million as compared to $9.7 million in the second quarter of the prior year. The major component of this increase is interest expense, which increased to $3.6 million from $384,000 due to the debt incurred to acquire portfolio properties. Partly offsetting this increase, is a decrease in depreciation and amortization expense of $519,000 and a net decrease in operating, general and administrative expenses in the amount of $398,000. The decrease in depreciation and amortization expense is related to the expiration of prepaid rental insurance policies, the sale of properties and the sale of restaurant equipment (the lease terms of which had expired) in the past twelve months. In addition, of the portfolio acquisitions since June 30, 1994, only the restaurant buildings, subject to operating leases, represent assets generating additional depreciation. Operating, general and administrative expenses were impacted by several factors: a decrease in costs related to underperforming properties, primarily related to property taxes and legal fees; a decrease in professional fees, primarily as a result of moving property site inspection services in house; and an increase in printing and postage costs related to the annual report and proxy which were mailed at the beginning of this quarter.

In the opinion of management, the FFCA financial information included in this report reflects all adjustments necessary for fair presentation. All adjustments are of a normal recurring nature.

Lessee Concentration

During the six months ended June 30, 1995 one lessee, Foodmaker, Inc. ("Foodmaker"), accounted for approximately 13% (14% in 1994) of total rental and mortgage loan interest revenues of FFCA. The relative decrease in revenue from Foodmaker between 1994 and 1995 is due to the fact that FFCA's portfolio is growing and Foodmaker is becoming a relatively smaller portion of the entire portfolio. This decrease is expected to continue. The following table represents selected financial data of Foodmaker, Inc. and Subsidiaries as reported by Foodmaker.


                        Foodmaker, Inc. and Subsidiaries
                      Selected Financial Data (unaudited)
                      (in thousands except per share data)

Unaudited Consolidated Balance Sheet Data:
                                               April 16, 1995    October 2, 1994
                                               --------------    ---------------
      Current Assets                              $ 72,850           $107,486
      Noncurrent Assets                            572,832            632,799
      Current Liabilities                          121,900            147,530
      Noncurrent Liabilities                       499,144            492,704

Unaudited Consolidated Statements of Operations Data:

                                                   Twenty-eight Weeks Ended
                                               ---------------------------------
                                               April 16, 1995     April 17, 1994
                                               --------------     --------------
      Gross Revenues                              $523,341          $ 600,280
      Costs and Expenses (including taxes)         598,778            627,592
      Net loss before exraordinary item            (75,437)           (27,312)
      Loss on early extinguishment
         of debt, net                                 --               (2,738)
      Net Loss                                   $ (75,437)         $ (30,050)
                                                 =========          =========

      Loss per share - primary and
         fully diluted -
      Loss before extraordinary item                $(1.95)             $(.71)
                                                    ======              =====
      Net loss per share                            $(1.95)             $(.78)
                                                    ======              =====

In January 1994, Foodmaker contributed its Chi-Chi's Mexican restaurant chain (Chi-Chi's) to Family Restaurants, Inc. (FRI) in exchange for an approximate 39% interest in FRI and other consideration including cash and debt assumption. Therefore, the consolidated statements of operations data for the periods reflected above include Chi Chi's results of operations for only 16 weeks in 1994. Chi-Chi's restaurant sales were $123.3, its costs of sales were $32.7 million, its restaurant operating costs were $80.7 million, and its general and administrative expenses were $9.1 million in the first quarter of 1994.

Sales by Foodmaker-operated Jack In The Box restaurants for the twenty-eight week period increased by $32.5 million over 1994 sales. The sales improvement is primarily due to an increase in the average number of Foodmaker-operated restaurants to 823 in 1995 from 740 in 1994. Distribution sales of food and supplies reflect an increase of approximately $16.2 million due to the recognition of $25.1 million in sales to Chi-Chi's in 1995 (distribution sales to Chi-Chi's in 1994, while it was a Foodmaker subsidiary, were eliminated in consolidation). Distribution sales for the 12-week period ended April 16, 1995 decreased principally due to a decline in the number of franchisee-operated restaurants. Jack In The Box franchise rents and royalties decreased by $1.2 million for the twenty-eight week period, reflecting a decline in the average number of domestic franchisee-operated restaurants to 387 in 1995 from 424 in 1994.

Foodmaker recorded a loss in 1995 relating to its equity in FRI of $57.2 million, most of which was the result of the complete write-down of its investment in FRI due to the write-off by FRI of the goodwill attributable to Chi-Chi's. FRI's management determined that it would be unlikely that the company would recover the goodwill of its Chi-Chi's Mexican restaurants as a result of negative publicity regarding the nutritional value of Mexican food. Subsequently, although Foodmaker continues to hold a 39% equity interest in FRI, it will not reflect its share of FRI results of operations until FRI is able to generate a positive net equity. Jack In The Box costs of sales increased by $2.7 million due to increased Foodmaker-operated restaurant sales. Costs of sales decreased as a percent of sales in 1995 as compared to 1994 due to the impact of lower ingredient costs and the lower food cost of certain promotions. Restaurant operating costs for Jack In The Box increased by $15.3 million primarily due to the increase in Foodmaker-operated restaurants and variable costs associated with increased sales. Costs of distribution sales increased as a percentage of distribution sales in 1995 as compared to 1994 due to slightly higher distribution and delivery costs. Selling, general and administrative expenses for Jack In The Box increased $14.3 million principally due to an $8 million settlement with its stockholders.

Foodmaker indicates that it expects that sufficient cash flow will be generated from operations so that, combined with other financing alternatives available to it, Foodmaker will be able to meet all of its debt service requirements, as well as its capital expenditures and working capital requirements, for the foreseeable future.

Part II -- Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

An annual meeting of the stockholders of FFCA (the Meeting) was held on May 10, 1995. The following table sets forth each of the proposals that the stockholders were asked to vote upon and the results of the Meeting:

         Proposal                                            Results

1.  A proposal to elect nine directors
to the Board of Directors:

Robert Halliday                                    For                31,632,514
                                                   Against               663,170

Morton Fleischer                                   For                31,747,939
                                                   Against               547,745

Willie R. Barnes, Esq.                             For                31,705,094
                                                   Against               584,380

William C. Foxley                                  For                31,749,818
                                                   Against               545,866

Donald C. Hannah                                   For                31,767,479
                                                   Against               528,205

Louis P. Neeb                                      For                31,759,538
                                                   Against               536,146

Kenneth B. Roath                                   For                31,755,599
                                                   Against               540,085

Wendell J. Smith                                   For                31,753,409
                                                   Against               542,257

Casey J. Sylla                                     For                31,753,862
                                                   Against               541,822

2.  A proposal to approve FFCA's 1995              For                17,705,190
Stock Option and Incentive Plan                    Against             2,800,155
                                                   Abstain             1,348,787

3.  A proposal to ratify the selection of          For                31,364,253
Arthur Andersen LLP as FFCA's                      Against               280,624
independent auditors for the fiscal year           Abstain               657,416
ending December 31, 1995

Item 6.  Exhibits and Reports on Form 8-K

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


                             FRANCHISE FINANCE CORPORATION OF AMERICA

Date:  August 10, 1995          By /s/ John R. Barravecchia
                                   --------------------------------------------
                                   John R. Barravecchia, Chief Financial Officer and Treasurer



Date:  August 10, 1995          By /s/ Catherine F. Long
                                   --------------------------------------------
                                   Catherine F. Long, Vice President Finance
                                   and Principal Accounting Officer