Form 10-Q
period 1995-09-30
FRANCHISE FINANCE CORP OF AMERICA
filed 1995-11-06
CIK 908527

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1995
                                -----------------------

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               -----------------       -----------------

                             Commission file number
                                    1-13116


                    FRANCHISE FINANCE CORPORATION OF AMERICA
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                        86-0736091
--------------------------------------------------------------------------------
      (State of Incorporation)                          (I.R.S. Employer
                                                      Identification Number)

                              The Perimeter Center
                          17207 North Perimeter Drive
                           Scottsdale, Arizona 85255
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


Registrants' telephone number including area code     (602) 585-4500
                                                  ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     No
                                  ----       -----

Number of shares outstanding of each of the issuer's classes of common stock as of November 10, 1994:

           Common Stock, $0.01 par value                 40,250,719
           -----------------------------                 ----------
                       Class                          Number of Shares

PART 1 - FINANCIAL INFORMATION
    Item l.  Financial Statements.
    ------   --------------------

                    FRANCHISE FINANCE CORPORATION OF AMERICA

     CONSOLIDATED BALANCE SHEETS - SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                    (Amounts in thousands except share data)
                                  (Unaudited)

                                                             September 30,     December 31,
                                                                1995               1994
                                                             ------------      -----------
                                     ASSETS
                                     ------
Investments:
    Investments in Real Estate, at cost:
       Land                                                  $    288,076    $    252,733
       Buildings and Improvements                                 430,340         378,503
       Equipment                                                   45,085          49,890
                                                             ------------    ------------
                                                                  763,501         681,126
       Less-Accumulated Depreciation                              175,910         169,570
                                                             ------------    ------------
           Net Real Estate Investments                            587,591         511,556

    Mortgage Loans Receivable                                     160,499          65,980
                                                             ------------    ------------
           Total Investments                                      748,090         577,536

Cash and Cash Equivalents                                           5,550          12,095
Accounts and Unsecured Notes
    Receivable, net of allowances
    of $2,000 in 1995 and $1,500 in 1994                            7,868           7,230
Other Assets                                                       14,242          15,367
                                                             ------------    ------------

           Total Assets                                      $    775,750    $    612,228
                                                             ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Liabilities:
    Accounts Payable and Accrued Expenses                    $      5,002    $      3,980
    Dividends Payable                                              18,113          18,113
    Notes Payable to Bank                                         235,000          59,000
    Mortgage Payable to Affiliate                                   8,500           8,500
    Rent Deposits                                                   5,738           6,180
    Other Liabilities                                               3,339           2,348
                                                             ------------    ------------

           Total Liabilities                                      275,692          98,121
                                                             ------------    ------------

Shareholders' Equity:
    Common Stock, par value $.01 per share,
       authorized 200 million
       shares, 40,250,719 shares
       issued and outstanding                                         403             403
    Capital in excess of par value                                546,626         546,626
    Distributions in excess of net income                         (46,971)        (32,922)
                                                             ------------    ------------

           Total Shareholders' Equity                             500,058         514,107
                                                             ------------    ------------

           Total Liabilities and Shareholders' Equity        $    775,750    $    612,228
                                                             ============    ============







                    FRANCHISE FINANCE CORPORATION OF AMERICA

                       CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                  (Amounts in thousands except per share data)
                                  (Unaudited)


                                      Three Months  Three Months   Nine Months  Nine Months
                                         Ended         Ended          Ended        Ended
                                        9/30/95       9/30/94        9/30/95      9/30/94
                                      ------------  ------------   -----------  -----------
REVENUES:
      Rental                            $ 21,915     $ 20,605      $ 64,055     $ 61,335
      Mortgage Loan Interest               4,120        1,209         8,981        3,651
      Investment Income and Other            489          644         1,573        3,139
      Gain on Sale of Property               637          384         1,851        2,187
                                        --------     --------      --------     --------

                                          27,161       22,842        76,460       70,312
                                        --------     --------      --------     --------

EXPENSES:
      Depreciation and Amortization        5,299        5,720        15,795       17,303
      Operating, General and
        Administrative                     3,429        3,443         9,829       10,278
      Interest                             4,497          716         9,826          927
      Related Party Interest                 241          238           721          713
                                        --------     --------      --------     --------

                                          13,466       10,117        36,171       29,221
                                        --------     --------      --------     --------

Income Before REIT
      Transaction Related Costs           13,695       12,725        40,289       41,091

REIT Transaction Related Costs              --           (591)         --        (28,136)
                                        --------     --------      --------     --------

Net Income                              $ 13,695     $ 12,134      $ 40,289     $ 12,955
                                        ========     ========      ========     ========

Net Income Per Share                    $    .34     $    .30      $   1.00     $    .32
                                        ========     ========      ========     ========





                    FRANCHISE FINANCE CORPORATION OF AMERICA

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                             (Amounts in thousands)
                                  (Unaudited)



                                                        Capital in   Distributions
                                              Common    Excess of    in Excess of
                                              Stock     Par Value    Net Income        Total
                                              ------    ---------    ----------        -----

BALANCE, December 31, 1994                 $      403   $  546,626   $  (32,922)   $  514,107

    Net income                                   --           --         40,289        40,289

    Dividends declared - $1.35 per share         --           --        (54,338)      (54,338)
                                           ----------   ----------   ----------    ----------

BALANCE, September 30, 1995                $      403   $  546,626   $  (46,971)   $  500,058
                                           ==========   ==========   ==========    ==========




                    FRANCHISE FINANCE CORPORATION OF AMERICA

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                             (Amounts in thousands)
                                  (Unaudited)




                                                                        1995            1994
                                                                      --------        --------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                     $   40,289      $   12,955
     Adjustments to net income:
        Depreciation and amortization                                   15,795          17,303
        Gain on sale of property                                        (1,851)         (2,187)
        REIT transaction related costs                                    --            21,796
        Other                                                            1,945           1,070
                                                                    ----------      ----------

           Net cash provided by operating activities                    56,178          50,937
                                                                    ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property                                          (102,792)        (36,625)
     Investment in mortgage loans                                      (91,564)        (33,429)
     Investment in note receivable                                      (1,200)           --
     Proceeds from sale of property                                      8,369          13,690
     Collection of mortgage principal and
        receipt of mortgage payoffs                                      2,802           6,583
                                                                    ----------      ----------

           Net cash used in investing activities                      (184,385)        (49,781)
                                                                    ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends/distributions paid                                      (54,338)        (58,308)
     Proceeds from bank borrowings                                     176,000          50,475
     Principal payments on bank borrowings                                --           (11,902)
     Payment of REIT transaction related costs                            --           (17,771)
     Payment of senior notes and fractional shares                        --           (11,745)
                                                                    ----------      ----------

           Net cash provided by (used in) financing activities         121,662         (49,251)
                                                                    ----------      ----------

NET DECREASE IN CASH AND CASH
     EQUIVALENTS                                                        (6,545)        (48,095)

CASH AND CASH EQUIVALENTS, beginning of period                          12,095          51,848
                                                                    ----------      ----------

CASH AND CASH EQUIVALENTS, end of period                            $    5,550      $    3,753
                                                                    ==========      ==========

Supplemental Disclosure of Noncash Activities:
   Acquisition of property through conversion of mortgage loans           --        $      120
   Mortgage loans obtained as part of property sale proceeds,
       net of deferred gain                                         $    5,542      $    2,356
   Shares issued in exchange for limited partnership interests            --        $      393
   Distribution of FFCA I assets to shareholders                          --        $    4,103


                    FRANCHISE FINANCE CORPORATION OF AMERICA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) STOCK OPTION PLAN:
    -----------------

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

Under the terms of the plan, options granted may be either nonqualified or incentive stock options and the exercise price, determined by the committee, may not be less than the fair market value of a share of common stock on the grant date. In May 1995, FFCA granted 1,227,989 stock options at prices ranging from $19.50 to $19.75 per share, none of which have been exercised. Other than the restrictions which limit the sale and transfer of these shares, participants are entitled to all the rights of a shareholder. Options become exercisable as determined at the date of grant by the committee. At September 30, 1995, the options granted to the non-employee Directors, totaling 20,489 shares, were exercisable. The remaining options vest over a three-year period from the date of grant. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant.


(2) FINANCIAL INSTRUMENTS:
    ---------------------

FFCA has entered into an interest rate agreement which hedges exposure to fluctuations in interest rates on anticipated debt with a face amount of $150 million. The gain or loss realized upon settlement of this agreement, and related costs, will be deferred and amortized to interest expense over the period of the underlying debt. Costs deferred at September 30, 1995 amounted to $540,000, which are included in Other Assets in the accompanying balance sheet.

(3) NET INCOME PER SHARE:
    --------------------

Net income per share is calculated using the weighted average number of common shares outstanding during the period. The exercise of the outstanding stock options would not have a material dilutive effect on net income per share.



Part I -- Financial Information
-------------------------------

Item 2.   Management's Discussion and Analysis of
          ---------------------------------------
          Financial Condition and Results of Operations
          ---------------------------------------------

General
-------

Franchise Finance Corporation of America (FFCA) was organized in June 1993 to facilitate the consolidation by merger, on June 1, 1994, of Franchise Finance Corporation of America I and eleven public real estate limited partnerships with and into FFCA. The merger was accounted for as a reorganization of affiliated entities under common control in a manner similar to a pooling of interests.
Financial information for the nine months ended September 30, 1994 has been restated on a combined basis to provide comparative information. FFCA invests in chain restaurant real estate as a self-administered real estate investment trust
(REIT). FFCA's common stock is listed and traded on the New York Stock Exchange under the symbol FFA.

Liquidity and Capital Resources
-------------------------------

At September 30, 1995, FFCA owned or financed 1,408 chain restaurant properties in 46 states, representing an investment portfolio of $748 million (net of accumulated depreciation on restaurant properties), as compared to $578 million at December 31, 1994. Rental and participating mortgage loan interest revenue generated by this portfolio of properties has, and will continue to, comprise the majority of the cash generated from operations. Cash generated by the portfolio is held in temporary investment securities pending distribution to the shareholders in the form of quarterly dividends. This cash also may be used on an interim basis to fund portfolio acquisitions. Currently, FFCA's primary source of funding for acquisitions is an acquisition loan facility which expires in July 1996. On November 3, 1995, FFCA amended its loan facility to, among other things, reduce the maximum amount available thereunder from $400 million to $300 million. FFCA expects its short-term liquidity needs for the acquisition of properties to be met through this loan facility and similar short-term revolving loan facilities. FFCA anticipates meeting its long-term capital needs through the issuance of debt or additional equity securities of FFCA. FFCA filed with the Securities and Exchange Commission a registration statement, which was declared effective on October 18, 1995, to offer from time to time, in one or more series, its debt securities, shares of its preferred stock or shares of its common stock, with an aggregate public offering price of up to $500 million on terms to be determined at the time of offering. Senior notes due in the year 2000 and senior notes due in the year 2005, each in an aggregate principal amount of $100 million are anticipated to be issued pursuant to such registration statement. The proceeds from the sale of the notes will be used to reduce amounts outstanding under the loan facility. The loan facility permits FFCA to reborrow amounts repaid thereunder.

During the quarter ended September 30, 1995, FFCA acquired or financed 80 restaurant properties totaling approximately $53 million. Acquisitions during the quarter represented primarily sale leaseback transactions with leading chain restaurant operators. These acquisitions were funded by $51 million of debt drawn on the revolving credit facility and by cash generated from operations. Acquisitions for the first nine months of 1995 totaled $196 million, representing 246 restaurant properties, and were split evenly between participating mortgage loans and lease transactions. FFCA sold 14 properties and related equipment in the first nine months of 1995, four of which were sold during the quarter ended September 30, 1995. All but four of the properties sold in 1995 were sold through the lessees' exercise of their purchase options on the properties. Proceeds totaling $8.4 million from these sales also were used to partially fund the new acquisitions.

At September 30, 1995, FFCA had cash and cash equivalents totaling $5.6 million and had $165 million available on its revolving credit facility. FFCA's anticipated property acquisitions include commitments, totaling approximately $200 million, made to restaurant operators to acquire or finance (subject to FFCA's customary underwriting procedures) approximately 200 restaurant properties generally over the next twelve months. FFCA anticipates funding these specific commitments, and other acquisitions of restaurant properties, through amounts available under its revolving credit facility and through the issuance of debt or additional equity securities of FFCA. Interest expense for the remainder of 1995 will be impacted by higher debt levels and by changes in the monthly interest rate caused by fluctuations in the London Interbank Offered Rate (LIBOR).

FFCA declared a dividend for the quarter ended September 30, 1995 of $0.45 per share, or $1.80 per share on an annualized basis, to shareholders of record on November 10, 1995, payable on November 20, 1995. Management of FFCA believes that cash generated from operations will be sufficient to meet operating requirements and provide the level of shareholder dividends required to maintain its status as a REIT.

Results of Operations
---------------------

FFCA recorded net income per share of $0.34 for the quarter ended September 30, 1995 and $1.00 for the nine months ended September 30, 1995 as compared to net income per share of $0.30 for the quarter ended September 30, 1994 and net income per share of $.32 for the nine months ended September 30, 1994. The 1994 results of operations were impacted by the REIT transaction-related costs incurred in the June 1, 1994 merger. Income before the effect of the REIT transaction-related costs was $.32 for the quarter ended September 30, 1994 and $1.02 for the nine-months ended September 30, 1994.

Total revenues for the quarter rose to $27.2 million from $22.8 million for the comparable quarter of the prior year. This increase resulted from a net increase in portfolio revenue (rental revenues and mortgage loan interest income) of $4.2 million and an increase in gain on the sale of property of $253,000. This increase was somewhat offset by a decrease in investment income of $155,000.

Portfolio acquisitions were the primary source of revenue increases, despite the sale of 24 properties in the past twelve months. Since the formation of the REIT on June 1, 1994, the implementation of an aggressive acquisition plan yielded $278 million in portfolio additions through September 30, 1995. These new properties generated approximately $6.6 million in revenue for the quarter and $13.4 million in revenue for the nine months ended September 30, 1995. This quarter's portfolio acquisitions, totaling approximately $53 million, are represented by $17 million in participating mortgage loans and $36 million in property subject to operating leases. Since these acquisitions occurred mid- to late quarter, the weighted average balance of acquisitions for the quarter amounted to approximately $9.3 million; therefore, their impact on rental revenue and mortgage interest income will not be fully reflected until next quarter.

Rental revenues include both rental payments received from lessees and rent guaranty insurance payments. Rental revenue collected under the rent guaranty insurance policies for the third quarter of 1995 decreased to $812,000 from $1.5 million in the third quarter of 1994 primarily due to expiring rent insurance policies. Rent guaranty insurance policies covering FFCA's properties will continue to expire at various dates, with the majority of the policies expiring by 1998.

The restaurant leases generally provide that lessees make lease payments equal to the greater of a fixed base rate or a percentage of the gross sales of the restaurants (percentage rentals). Percentage rentals approximated $858,000 for the three months ended September 30, 1995 and $3.0 million for the nine months then ended, as compared to $1.2 million for the three months ended September 30, 1994 and $3.1 million for the nine months then ended. Due to the contingent nature of these rentals, the timing of revenue recognition may vary between quarters; therefore, they are more meaningful when compared on an annual basis. Percentage rentals for 1994 are higher than comparable rentals for 1995 because FFCA's increased monitoring and collection efforts during 1994 resulted in the collection of percentage rentals of over $200,000 which related to years prior to 1994.

FFCA recorded a net gain of $637,000 on the sale of restaurant properties during the quarter, as compared to a net gain of $384,000 on the sale of properties during the quarter ended September 30, 1994. During the quarter, FFCA refinanced nine properties for a single lessee by providing mortgage financing amounting to $8.5 million for the lessee's exercise of its purchase option on the leased property. In this transaction, FFCA received approximately $580,000 in cash and financed the balance of the sales price at a lower rate, but at a higher investment amount than the original investment, resulting in cash flow to FFCA that remains relatively unchanged. Results of operations in future quarters may be largely impacted by gains or losses on the sale of properties, however, FFCA anticipates that the sale of properties, if any, will occur primarily through the exercise of purchase options and does not expect losses on such sales.

The remaining revenues in 1995 and 1994 are primarily attributable to interest earned on temporary investments and fees charged to affiliates for administrative services performed. The decrease in such revenues from 1994 was due primarily to a decrease in the average balance of cash available for investment.

Expenses for the quarter totaled $13.5 million as compared to $10.1 million in the third quarter of the prior year. The major component of this increase is interest expense, which increased to $4.7 million from $954,000 due to the debt incurred to acquire portfolio properties. Partly offsetting this increase, is a decrease in depreciation and amortization expense of $421,000 related to the expiration of prepaid rental insurance policies, the sale of properties and the sale of restaurant equipment (the lease terms of which had expired) in the past twelve months. In addition, a majority of the portfolio acquisitions made since September 30, 1994 represent nondepreciable assets such as land and mortgage loans receivable. Operating, general and administrative expenses for the quarter remained relatively unchanged from the comparable quarter in 1994.

In the opinion of management, the FFCA financial information included in this report reflects all adjustments necessary for fair presentation. All adjustments are of a normal recurring nature.

Lessee Concentration
--------------------

During the nine months ended September 30, 1995 one lessee, Foodmaker, Inc. ("Foodmaker"), accounted for approximately 12.7% (14% in 1994) of total rental and mortgage loan interest revenues of FFCA. The relative decrease in revenue from Foodmaker between 1994 and 1995 is due to the fact that FFCA's portfolio is growing and Foodmaker is becoming a relatively smaller portion of the entire portfolio. This decrease is expected to continue. The following table represents selected financial data of Foodmaker, Inc. and Subsidiaries as reported by Foodmaker.


                        Foodmaker, Inc. and Subsidiaries
                      Selected Financial Data (unaudited)
                      (in thousands except per share data)

      Unaudited Consolidated Balance Sheet Data:
                                                                    July 9, 1995           October 2, 1994
                                                                    ------------           ---------------

      Current Assets                                                $   77,763               $ 107,486
      Noncurrent Assets                                                568,071                 632,799
      Current Liabilities                                              133,340                 147,530
      Noncurrent Liabilities                                           485,203                 492,704

      Unaudited Consolidated Statements of Operations Data:
                                                                              Forty  Weeks Ended
                                                                              ------------------
                                                                    July 9, 1995          July 10, 1994
                                                                    ------------          -------------
      Gross Revenues                                                $ 767,416                $ 826,102
      Costs and Expenses (including taxes)                            840,231                  856,848
      Net loss before extraordinary item                              (72,815)                 (30,746)
      Loss on early extinguishment of debt, net                          --                     (2,738)
      Net Loss                                                      $ (72,815)               $ (33,484)
                                                                    =========                =========

      Loss per share - primary and fully diluted -
      Loss before extraordinary item                                $   (1.88)               $    (.80)
                                                                    =========                =========
      Net loss per share                                            $   (1.88)               $    (.87)
                                                                    =========                =========


In January 1994, Foodmaker contributed its Chi-Chi's Mexican restaurant chain (Chi-Chi's) to Family Restaurants, Inc. (FRI) in exchange for an approximate 39% interest in FRI and other consideration including cash and debt assumption. Therefore, the consolidated statements of operations data for the periods reflected above include Chi Chi's results of operations for only 16 weeks in 1994. Chi-Chi's restaurant sales were $123.2, its costs of sales were $32.7 million, its restaurant operating costs were $80.7 million, and its general and administrative expenses were $9.1 million in the first quarter of 1994.

Sales by Foodmaker-operated Jack In The Box restaurants for the forty week period increased by $55.4 million over 1994 sales. The sales improvement is primarily due to an increase in the average number of Foodmaker-operated restaurants to 832 in 1995 from 752 in 1994. Distribution sales of food and supplies reflect an increase of approximately $11.9 million due to the recognition of $25.1 million in sales to Chi-Chi's in 1995 (distribution sales to Chi-Chi's in 1994, while it was a Foodmaker subsidiary, were eliminated in consolidation). Distribution sales for the 12-week period ended July 9, 1995 decreased $4.3 million principally due to a decline in sales to Chi-Chi's restaurants. Jack In The Box franchise rents and royalties decreased by $1.0 million for the forty week period, reflecting a decline in the average number of domestic franchisee-operated restaurants to 382 in 1995 from 416 in 1994.

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

Jack In The Box costs of sales increased by $7.3 million due to increased Foodmaker-operated restaurant sales. Costs of sales decreased as a percent of sales in 1995 as compared to 1994 due to the impact of lower ingredient costs and the lower food cost of certain promotions. Restaurant operating costs for Jack In The Box increased by $23.2 million primarily due to the increase in Foodmaker-operated restaurants and variable costs associated with increased sales. Costs of distribution sales increased as a percentage of distribution sales in 1995 as compared to 1994 due to slightly higher distribution and delivery costs. Selling, general and administrative expenses for Jack In The Box increased $17.3 million principally due to an $8 million settlement with its stockholders.

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


                                  FRANCHISE FINANCE CORPORATION OF AMERICA

Date:  November 6, 1995                  By /s/ John R. Barravecchia
                                     -------------------------------------
                                     John R. Barravecchia,
                                     Chief Financial Officer and Treasurer



Date:  November 6, 1995                  By /s/ Catherine F. Long
                                     -------------------------------------
                                     Catherine F. Long, Vice President Finance
                                     and Principal Accounting Officer