Form 10-K
period 1995-12-31
FRANCHISE FINANCE CORP OF AMERICA
filed 1996-02-16
CIK 908527

FORM 10-K


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------



(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended December 31, 1995

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from ______________ to _______________

Commission File Number 1-13116


                    FRANCHISE FINANCE CORPORATION OF AMERICA
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                              86-0736091
------------------------                                  -------------------
(State of incorporation)                                  (I.R.S. Employer
                                                          Identification No.)

The Perimeter Center
17207 North Perimeter Drive
Scottsdale, Arizona                                            85255
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:  (602) 585-4500

Securities Registered Pursuant to Section 12(b) of the Act:

 Title of each class                   Name of each exchange on which registered
-----------------------                -----------------------------------------
Common Stock, par value                         New York Stock Exchange
    $.01 per share

Securities Registered Pursuant to Section 12(g) of the Act:  None


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---


         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 1, 1996 was $868,023,836.

         The number of shares of the Registrant's $.01 par value common stock as of February 1, 1996 was 40,294,822.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Part III, Items 10, 11, 12 and 13 are incorporated by reference to the definitive proxy statement for the registrant's Annual Meeting of Shareholders to be held on May 8, 1996, to be filed pursuant to Regulation 14A.

PART I

Item 1.  Business.

         Franchise Finance Corporation of America, a Delaware corporation ("FFCA"), was organized on June 22, 1993 to facilitate the consolidation by merger (the "Consolidation") of Franchise Finance Corporation of America I, a Delaware corporation ("FFCA I"), and eleven public limited partnerships with and into FFCA. The Consolidation was completed on June 1, 1994. The common stock of FFCA began trading on the New York Stock Exchange on June 29, 1994 and there are currently 40,294,822 shares outstanding. During 1994, FFCA created two wholly-owned subsidiaries, FFCA Acquisition Corporation and FFCA Institutional Advisors, Inc., both Delaware corporations. In January 1996, FFCA created a third wholly-owned subsidiary, FFCA Mortgage Corporation, also a Delaware corporation.

         FFCA has elected to be taxed as a real estate investment trust ("REIT") under the applicable provisions of the Internal Revenue Code of 1986, as amended. To qualify, FFCA must meet certain tests which, among other things, require that its assets consist primarily of real estate, its income be derived primarily from real estate, and at least 95% of its REIT taxable income be distributed annually to its shareholders. As a REIT, FFCA is generally not subject to federal income taxes.

         FFCA is a fully integrated and self-administered equity REIT. Together with its predecessors, FFCA has been engaged in the financing of chain restaurant real estate since 1981. FFCA and its wholly-owned subsidiaries have provided financing principally through sale and leaseback transactions and through participating mortgage loans, both of which generally provide for payment escalations based upon participations in the gross sales of the restaurant or upon specified contractual increases. FFCA's primary investment strategy is to invest in quality chain restaurant properties located throughout the United States which have experienced management and operate under established restaurant concepts. Chain restaurant properties financed by FFCA are anticipated to be primarily existing restaurant locations which are either being refinanced or financed in connection with acquisitions by restaurant operating companies. FFCA also anticipates financing new chain restaurant locations, primarily for expansion by multi-unit operators in existing markets or in markets adjacent to those markets in which the restaurant chain brand is established and recognized. In addition, FFCA will finance existing chain restaurant properties by purchasing properties subject to existing long-term lease arrangements with operators. FFCA's portfolio of properties is generally diversified by tenant, restaurant concept and geographic location. As of December 31, 1995, FFCA had investments in 1,508 properties and as of February 8, 1996, FFCA had investments in 1,529 properties operated by approximately 400 restaurant operators in over 35 chains located in 46 states. No real estate investments by FFCA are located outside of the United States.

         FFCA's lease transactions provide that the lessees are responsible for the payment of all operating expenses, including property taxes, maintenance and insurance expenses. FFCA is generally not required to make significant capital expenditures in connection with any property it finances. Both lease and participating mortgage loan financing provided by FFCA generally are for twenty-year terms. FFCA targets a rate of return for leases and participating mortgage loans which typically ranges between 400 and 500 basis points over the interest rate for ten-year United States Treasury Bonds at the time of investment, with escalations over time.

         FFCA also monitors and administers its real estate investment portfolio through seven departments including Real Estate Acquisitions, Asset Management, Property Management, Research and Underwriting, Accounting, Legal Services and Information Systems, with a total of 91 employees as of February 8, 1996. FFCA's properties are regularly inspected by an in-house staff to monitor the physical condition of the restaurants. Asset Management staff monitor payment receipts, as well as property tax and insurance compliance. Lease and participating mortgage loan payments are generally collected from the restaurant operators by electronic account debits on the first day of each month. Underperforming leases and loans are administered by Property Management and Legal Services personnel who also oversee the in-house administration of property dispositions and tenant substitutions.

         Although an individual restaurant's sales may vary by season, FFCA does not believe that any aspect of its business is significantly seasonal in nature. FFCA's portfolio is generally diversified by restaurant concept; however, FFCA may be dependent to a certain extent upon one or more of the franchisors or restaurant concepts since a failure of any of the franchisors or restaurant systems to support their franchisees or restaurants could materially affect the ability of their franchisees to make payments to FFCA or result in financial difficulty for such franchisees. FFCA is not affiliated with any of the franchisors or franchisees.

         Approximately 90% of FFCA's investments are in real estate properties occupied by 16 national and regional restaurant chains. Other restaurant chains within the portfolio are each less than one-half of one percent of FFCA's total investments. Management anticipates that FFCA's portfolio will grow more diverse through future financings. The restaurant chain distribution shown below does not represent concentration of tenants under the leases or participating mortgage loan agreements. These agreements are with the restaurant operators, not the restaurant chains, and there are over 400 restaurant operators represented within FFCA's investment portfolio.

 Restaurant Chain Distribution by Number of Restaurants as of December 31, 1995

                                                 Number of         Percentage of
           Chain                                 Restaurants           Total
           -----                                 -----------       -------------
Arby's                                               276                18%
Hardee's                                             184                 12
Jack In The Box                                      172                 11
Wendy's                                              157                 10
Burger King                                          152                 10
Kentucky Fried Chicken                                90                  6
Mrs. Winner's Chicken & Biscuits                      70                  5
Taco Bell                                             69                  5
Lee's Chicken                                         41                  3
Applebee's                                            27                  2
Perkins                                               23                  2
Whataburger                                           20                  1
Pizza Hut                                             12                  1
Fuddruckers                                           12                  1
Bojangles                                             11                  1
Denny's                                               10                  1
Non-restaurant properties                              9                  1
All other restaurant concepts                        173                 10
                                                     ---                 --

                   Totals                          1,508                100%
                                                   =====                ===


         One restaurant operator, Foodmaker, Inc. ("Foodmaker"), contributed 12.5% of FFCA's total rental and mortgage loan interest revenues in 1995. Foodmaker accounted for 14% of FFCA's total rental and mortgage loan interest revenues in both 1994 and 1993. Foodmaker operates and franchises Jack In The Box restaurants. The relative decrease in revenue from Foodmaker between 1994 and 1995 is due to the fact that FFCA's portfolio is growing and Foodmaker is becoming a relatively smaller portion of the entire portfolio. This decrease is expected to continue. For information on Foodmaker, Inc., see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Tenant Concentration" in Item 7 below.

Competitive Conditions

         The financing of chain restaurant real estate for multi-unit chain restaurant operating companies is both competitive and fragmented, and competition exists in every geographic market in which FFCA seeks to invest. Other competing participants include banks, insurance companies, finance companies and leasing companies. FFCA believes that it is the largest independent source of real estate capital to the chain restaurant industry, even though it has less than a two percent share of the chain restaurant real estate market.

         FFCA believes that it has several competitive advantages which enable it to be selective with respect to its real estate investments. The capitalization of FFCA permits it to make both large and small real estate investments and to obtain capital from numerous sources at competitive rates. FFCA's real estate investments comprise properties which are diversified by restaurant operator, restaurant chain and geographic location. As FFCA grows, it anticipates that this diversification will further reduce risk and have a favorable impact upon its access to, and cost of, capital. In 1994, FFCA instituted a "Preferred Client Program" designed to offer forward financing commitments and a streamlined financing process for leading chain restaurant operators in order to build on long-term business relationships instead of the historic industry practice of financing real estate on an inefficient, transaction-by-transaction basis. FFCA believes it offers superior client service resulting from continuity of its management and industry specialization and knowledge. FFCA also believes that its ability to provide both sale and leaseback financing and participating mortgage loans improves its restaurant operators' flexibility and provides a competitive advantage to FFCA in obtaining financing opportunities.

The Food Service Industry

         The food service industry employs more people and has more locations than any other retail industry in the United States. According to industry publications, total food service industry sales during 1995 were approximately $298 billion. In 1995 there were approximately 180,000 chain restaurant locations in the United States. During 1994 and 1995 the largest 70 chains, as targeted by FFCA's management for potential investment, had increases of approximately 6.2% and 6.7%, respectively, in the number of restaurant units. Industry sources estimated that during 1995 the fast food segment of the food service industry had revenues of approximately $94 billion.

         The commercial food service sector of the food service industry includes a category identified as "Total Eating Places," which represents quickservice (fast food), midscale and upscale restaurants in addition to commercial cafeterias, social caterers and ice cream, frozen-custard and yogurt retail outlets. NPD Crest, an industry analyst for the food service industry, defines the quickservice (fast food) segment as those restaurants perceived by consumers as fast food or take-out establishments, without table service, specializing in food items such as pizza, chicken, hamburgers and similar food items. The upscale segment typically represents casual and fine dining restaurants that accept major credit cards, offer an improved level of table service and provide full liquor service. The midscale segment comprises those restaurants that do not meet the criteria for fast food or upscale. Although these segments can be further differentiated by price, NPD Crest emphasizes that consumer perception, as opposed to average meal price, provides the dominant influence with respect to the classification of restaurants. However, research indicates that the sale receipts for quickservice (fast food) items averages approximately $3 per person, and that sale receipts for upscale items are usually in excess of $18 per person. Sales receipts for midscale items typically range between $5 and $18 per person. Since 1990, menu prices have remained relatively stable as a result of the greater use of promotions and other efforts by restaurant operators to limit increases in menu prices due to an increasingly competitive environment.

         The fast food segment represented 71% of all visits to the commercial food service sector, with midscale and upscale segments responsible for the remaining 29%. According to the National Restaurant Association, the trade group for this industry, the fast food sector represented 49.5% of the Total Eating Places dollar market share in 1995 (excluding commercial cafeterias, social caterers, ice cream, frozen-custard and yogurt retail outlets) versus a combined 50.5% share for the midscale and upscale sectors.

         Development and maturation of the fast food segment of the food service industry has led to a consolidation of restaurant operators. Increased competition has decreased profit margins which has contributed to the emergence of increasingly large and professionally managed restaurant operating companies. Large operators typically have greater economies of scale and better management systems which allow them to compete more effectively. As size and diversification become increasingly important, many chain restaurant operators are becoming affiliated with multiple restaurant systems. FFCA believes that the maturation of the fast food segment is likely to result in greater stability for this industry segment. Chain restaurant consolidation has also created real estate investment opportunities for FFCA arising from the demand by restaurant operators for acquisition financing.

         Over 90% of FFCA's portfolio is represented by fast food restaurants which include, but are not limited to, Arby's, Burger King, Hardee's, Jack In The Box, Kentucky Fried Chicken, Pizza Hut, Taco Bell, Whataburger and Wendy's. Midscale restaurant chains represented in FFCA's portfolio include Applebee's, Denny's, T.G.I. Friday's and Fuddruckers. FFCA anticipates that its investment emphasis will continue to emphasize fast food properties, although the proportion of midscale and upscale establishments may increase.

Restaurant Chains

         Beyond a concentration on real estate for fast food restaurants, FFCA's investment focus has been on real estate which is used by the national and regional restaurant chains. According to Restaurant Consulting Group, restaurant chains having three or more properties accounted for approximately 45% of all restaurants in the United States in 1995. The majority of these properties are fast food restaurants, with others generally in the midscale segment. Of the slightly more than 180,000 restaurants having an identified restaurant concept as of December 31, 1995, approximately 91,500 were within the 40 largest restaurant chains. Each of these restaurant chains had 1995 projected total system-wide sales exceeding $500 million.

         FFCA believes that the largest national restaurant chains, along with prominent regional chains, are best positioned to compete effectively and retain or increase market share in the food service industry. These chains have strong regional or national positions which in essence provide them with a "brand equity" which translates into resilience within a mature and competitive industry. Accordingly, FFCA believes that a diversified portfolio of real estate investments primarily centered in major restaurant chains will lessen investment risk. Restaurant chains with numerous corporate locations and extensive franchisee networks have effectively become significant food distribution systems with distinct competitive advantages over smaller chains and many independent restaurant operators. The establishment of such food distribution
networks  requires   significant  time  and  effort  which  results  in
certain restaurant chains having longer term track records and more predictable performance patterns. This has resulted in the larger restaurant chains gaining greater dominance in the industry and growth in market share. However, the chain restaurant industry is a regional-market type of business and nationally prominent restaurant chains often have definitive regional areas of strength and weakness. Therefore, FFCA's investment policy emphasizes strong restaurant operators who can successfully manage known restaurant chains in their markets and also takes into account the specific restaurant chain.

Regulation

         FFCA, through its ownership and financing of real estate, is subject to a variety of environmental, health, land-use, fire and safety, and other regulation by federal, state and local governments that affects the development and regulation of chain restaurant properties. FFCA's leases and participating mortgage loans impose the primary obligation for regulatory compliance on the operators of the restaurant properties. In most instances, FFCA does not have primary responsibility for regulatory compliance and any obligation of FFCA would be based upon the failure of restaurant operators to comply with applicable laws and regulations.

         Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or within its property. Such liability may be imposed without regard to whether the owner or operator knew of, or caused the release of the hazardous substances. In addition to liability for cleanup costs, the presence of hazardous substances on a property could result in the owner or operator incurring liability as a result of a claim by an employee or another person for personal injury or a claim by an adjacent property owner for property damage.

         Environmental assessments have been performed on each property financed by FFCA since the Consolidation on June 1, 1994, as is the current practice in the real estate industry. Properties acquired from FFCA's predecessors did not have environmental audits performed either at the time of the Consolidation or when such properties were acquired by such predecessor entities. FFCA is not currently a party to any litigation or administrative proceeding with respect to any property's compliance with environmental standards. Furthermore, FFCA is not aware of nor does it anticipate any such action, or the need to expend any of its funds in the foreseeable future in connection with its operations or ownership of existing properties which would have a material adverse effect upon FFCA.

         No portion of FFCA's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States Government. FFCA does not manufacture any products and therefore does not require any raw materials in order to conduct its business.

Item 2.  Properties.

         FFCA has provided financing to the chain restaurant industry primarily through sale/leaseback and participating mortgage loan financing transactions. Of the 1,508 restaurant properties included in FFCA's investment portfolio at December 31, 1995, FFCA has an ownership interest in approximately

1,250 restaurant properties on a fee-simple basis in which FFCA holds title to the restaurant property (the "owned" properties). FFCA also holds title to the restaurant equipment on approximately one fourth of these properties. The real estate owned by FFCA consists of the land and buildings comprising each chain restaurant property, except for approximately 85 properties at December 31, 1995 on which FFCA held title to the land only and made participating mortgage loans for the related restaurant buildings (the "hybrid mortgages"). The remaining restaurant properties represent participating mortgage loan financing transactions in which FFCA holds a first mortgage on the land and buildings comprising the restaurant properties (the "financed properties"). The properties owned by FFCA and the land related to the hybrid mortgages are leased to the restaurant operators under long-term net leases. FFCA also owns its corporate headquarters located at The Perimeter Center in Scottsdale, Arizona, consisting of approximately 60,000 square feet of building on approximately five acres of land. The land and building comprising FFCA's corporate headquarters serve as collateral on the related mortgage note payable.

         FFCA's chain restaurant properties are typically located on commercial corridors with significant automobile traffic and are characterized by high visibility and easy access required for retail property. Locations generally fall into five categories, including shopping center and mall pad or outparcel sites, interstate highway locations, central business district locations, residential neighborhood locations and retail and commercial corridor locations. A restaurant is located on each of the properties except nine, which were converted to other uses, such as a bank and an optical retail outlet.

         All restaurants owned or financed by FFCA are free-standing and surrounded by paved parking areas. The land size for a chain restaurant generally ranges from 15,000 to 50,000 square feet, with original acquisition costs generally ranging from $75,000 to $650,000. The restaurant buildings are principally of the current design of the restaurant concept and are rectangular buildings constructed from various combinations of stucco, steel, wood, brick and tile. Buildings generally range from 1,500 to 4,000 square feet in size, with the larger restaurants having a greater seating capacity and equipment area. Site preparation varies depending upon the area in which the restaurant is located and on the size of the building and site. Building and site preparation costs generally range from $150,000 to $750,000 for each restaurant.

         Management believes that its chain restaurant properties are covered by adequate comprehensive liability, fire, flood and extended loss insurance provided by reputable companies, with commercially reasonable and customary deductibles and limits. Certain types and amounts of insurance are required to be carried by each restaurant operator under the financing agreements with FFCA. There are, however, certain types of losses (such as from wars or earthquakes) that may be either uninsurable or not economically insurable in some or all locations. An uninsured loss could result in a loss to FFCA of both its capital investment and anticipated profits from the affected property.

         FFCA's lease and participating mortgage loan financing documents require each restaurant operator to make any expenditure necessary to comply with applicable laws and as may be required under any applicable franchise agreement; therefore, FFCA is generally not required to make significant capital expenditures in connection with any property it financed. Capital expenditures in 1995 amounted to approximately $40,000, with similar amounts expended in 1994 and 1993.

         As of February 8, 1996, FFCA owned or financed 1,529 properties in 46 states and all but 28 of the properties were being leased or were performing under a mortgage loan agreement. Of these nonperforming properties, seven are being actively remarketed and 21 are currently held for sale after extensive efforts to remarket these properties did not produce suitable lessees. Vacant properties held for sale represent approximately 1% of FFCA's total real estate investment portfolio.

         FFCA invests in chain restaurant real estate throughout the United States. No one property is a principal property of FFCA, because each property represents less than 1% of FFCA's total assets. Reference is made to the Schedule of Real Estate and Accumulated Depreciation (Schedule III) filed with this Report for a summary of the geographic diversity of the properties owned by FFCA as of December 31, 1995. In addition, FFCA has financed, through participating mortgage loans, certain chain restaurant properties located throughout the United States. Reference is made to the Schedule of Mortgage Loans on Real Estate (Schedule IV) filed with this Report for a summary of properties financed through participating mortgages.

         During 1995, approximately 85% of FFCA's revenues were derived from net lease equity real estate investments. The leases have been originated by FFCA and its predecessors since 1981. Few leases were originated between 1989 and June 1, 1994, the date of the Consolidation. The leases are generally 20 years in length with two or four five-year renewal options. One lessee, which represented approximately 2.5% of FFCA's lease and mortgage loan interest revenues in 1995, operates Hardee's restaurants under a one-year lease agreement. The expiration schedule of the initial term of FFCA's leases extends through 2017, with a weighted term of such investments of 12 years as of December 31, 1995. Approximately 22% of FFCA's lease revenues are derived from leases which expire in 2005 and 12% of FFCA's lease revenues are derived from leases which expire in 2015. In all other years, the lease expirations are less than 10% of total lease revenues. FFCA views the expirations as the potential opportunity to increase revenues, although there can be no assurance that such expirations will result in any increase in revenues. With expected continued investment activity, FFCA anticipates that its exposure to annual lease expirations will become more diversified.

Item 3.  Legal Proceedings.

         FFCA is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against FFCA or its properties, other than routine litigation arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of FFCA's security holders during the fourth quarter ended December 31, 1995.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Market Information

         FFCA's common stock is currently traded on the New York Stock Exchange ("NYSE") under the symbol FFA. FFCA began trading on the NYSE on June 29, 1994. The following table sets forth the high and low sales prices per share as quoted by the NYSE for the following quarters of the fiscal years indicated:


                                          Sales Prices           Distributions
                                      ---------------------      -------------
   Fiscal 1994                         High           Low
   -----------                        -------       -------

   Second Quarter(a)                  $22           $20-3/4          $ .15(b)
   Third Quarter                       21-3/8        17-3/4            .45
   Fourth Quarter                      18-7/8        16-1/2            .45
                                                                     -----
                                                                     $1.05
                                                                     =====
   Fiscal 1995
   -----------

   First Quarter                      $20           $17-3/4          $ .45
   Second Quarter                      21-3/4        18                .45
   Third Quarter                       22-1/2        20-3/8            .45
   Fourth Quarter                      23-3/8        19-3/4            .45
                                                                     -----
                                                                     $1.80
                                                                     =====
---------------
(a)      Common stock began trading June 29, 1994.
(b)      For period June 1 through June 30, 1994.


         Future distributions will be dependent upon cash flow from operations, financial position and cash requirements of FFCA. Management of FFCA believes that cash generated from operations will be sufficient to meet operating requirements and provide the level of shareholder distributions required to maintain its status as a REIT.

Holders

         There were 22,479 holders of record of FFCA's shares of common stock as of February 1, 1996; however, FFCA believes the total number of shareholders of FFCA to be in excess of 80,000 since, to the best knowledge of FFCA, certain shares are held by nominees.


Dividend Reinvestment Plan

         FFCA has a dividend reinvestment plan (the "Plan") which allows shareholders to acquire additional shares of FFCA common stock by automatically reinvesting dividends. Shares are acquired pursuant to the Plan at a price equal to 98% of the market price of such shares on the dividend payment date, without payment of any brokerage commission or service charge. Shareholders who do not participate in the Plan continue to receive dividends, as declared. As of February 9, 1996, shareholders owning approximately 6% of the outstanding shares participate in the Plan.

Item 6.  Selected Financial Data.

         The selected financial data presented in the table below summarizes certain consolidated financial information of FFCA and its wholly-owned subsidiaries, as well as that of its predecessor companies, for the five years in the period ended December 31, 1995. The Consolidation occurred on June 1, 1994 and was accounted for as a reorganization of affiliated companies under common control in a manner similar to a pooling of interests. Under this method, the assets and liabilities of the Partnerships and FFCA I were carried over at their historical book values and their operations have been recorded on a combined historical basis.

                             SELECTED FINANCIAL DATA

         Operations data presented below for periods prior to June 1, 1994 represent the operations of the predecessor companies. This data has been restated on a combined basis to provide comparative information; however, it does not necessarily represent results of operations as they would have been had FFCA operated as a REIT for all periods presented. The predecessor companies were primarily public real estate limited partnerships with a declining number of properties in their investment portfolios and no opportunity for growth through acquisitions; therefore, the investment objectives of FFCA are different than the objectives of its predecessor companies.

In thousands, except per share data                       1995     1994         1993     1992      1991
                                                                        (as restated on a combined basis)
---------------------------------------------------------------------------------------------------------

Operations Data(a)
 Total revenues                                        $102,583   $91,062     $93,789   $95,572   $98,524
 Income before gain (loss) on sale of property and
   REIT transaction-related costs                        52,816    51,319      53,867    53,044    48,665
 Income before extraordinary item(c)                     53,793    25,905(b)   53,711    50,186    49,221
 Net income                                              51,329    25,905(b)   53,711    50,186    49,221
 Funds from operations (d)                               76,256    75,068      76,571    78,080    80,323
 Dividends/Distributions  declared                       72,471    75,913      75,200    77,901    87,698
 Per share:
       Income before gain (loss) on sale of property
          and REIT transaction-related  costs             $1.31     $1.27       $1.34     $1.32     $1.21
       Income before extraordinary item(c)                $1.33     $0.64       $1.33     $1.25     $1.22
       Net income                                         $1.27     $0.64       $1.33     $1.25     $1.22
       Dividends/Distributions  declared                  $1.80     $1.82       $1.86     $1.94     $2.18

---------------------------------------------------------------------------------------------------------
Balance Sheet Data(a)
 Real estate owned, at cost                            $794,580  $681,126    $661,576  $685,338  $696,220
 Mortgage loans receivable                              199,486    65,980      38,091    42,038    53,161
 Total assets                                           843,504   612,228     619,443   643,113   675,985
    Senior Notes                                        198,702        --          --        --        --
 Notes payable                                          110,000    59,000          --        --        --
 Other debt                                               8,500     8,500      10,942    12,540    14,420
 Shareholders' equity                                  $493,817  $514,107    $576,775  $598,264  $626,092

 Number of shares outstanding                            40,295    40,251      40,251    40,251    40,251

---------------
(a) The information for periods prior to June 1, 1994 is, in effect, a restatement of the historical operating results of FFCA I and the Partnerships as if they had been consolidated since January 1, 1991. The per share amounts for the same periods were computed as if 40.251 million shares of FFCA stock were outstanding each year.

(b) Net income for the year ended December 31, 1994 was impacted by REIT transaction costs recognized upon consummation of the Consolidation.

(c) Income before extraordinary item excludes debt extinguishment charges of $2.5 million in 1995.

(d) Funds from operations is defined by the National Association of Real Estate Investment Trusts ("NAREIT") to mean net income (loss) determined in accordance with generally accepted accounting principles, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustment for unconsolidated partnerships and joint ventures. In March 1995, NAREIT modified the definition of funds from operations ("FFO") to, among other things, eliminate amortization of deferred financing costs and depreciation of non-real estate assets as items added back to net income when computing FFO. The modified definition of FFO will become effective as of January 1, 1996, at which time FFCA will adopt the modified definition.

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

General

         FFCA was organized as a Delaware corporation in June 1993 to facilitate the consolidation by merger (the "Consolidation") of Franchise Finance Corporation of America I ("FFCA I") and eleven public real estate limited partnerships (the "Partnerships") with and into FFCA. The Consolidation was effected on June 1, 1994 and was accounted for as a reorganization of affiliated companies under common control in a manner similar to a pooling of interests. Under this method, the assets and liabilities of the Partnerships and FFCA I were carried over at their historical book values and their operations have been recorded on a combined historical basis. The Consolidation did not require any material adjustments to conform the accounting policies of the Predecessor Companies to that of FFCA; however, certain reclassifications have been made to prior years' financial statements to conform with current year presentation.

         The consolidated statement of income for the year ended December 31, 1994 includes the operations of the Predecessor Companies combined from the beginning of the year through May 31, 1994 and those of FFCA from June 1, 1994 to December 31, 1994. The financial statements for 1993 have also been restated on a combined basis to provide comparative information.

         The  most  notable  change  in  operations  since  June 1,  1994 is the emphasis on growth through new investment in property. The Predecessor Companies' structure did not provide the opportunity for new investments in restaurant properties (through borrowings or otherwise). FFCA's potential for increased distributions to shareholders and appreciation in the price of its shares is expected to result from growth opportunities based on FFCA's anticipated cost of capital (including borrowings) and the anticipated return from investment in additional properties. In addition, FFCA believes that there is potential for future increases in lease and loan payments from participating revenues which are based on a percentage of the gross sales of the restaurants (as discussed further below).

Liquidity and Capital Resources

         At December 31, 1995, FFCA's portfolio included 1,508 chain restaurant properties. Rental and mortgage interest revenue generated by this portfolio of properties has, and will continue to, comprise the majority of the cash generated from operations. Net cash provided by operations was $78.6 million in 1995 as compared to $76 million in 1994. Cash generated from operations is held in temporary investment securities pending distribution to the shareholders in the form of quarterly dividends. This cash also may be used on an interim basis to fund investments.

         During 1995, FFCA acquired or financed 354 restaurant properties totaling approximately $278 million. These investment portfolio properties were funded by cash generated from operations, proceeds of a debt offering of approximately $200 million and net draws of approximately $50 million on FFCA's revolving credit facilities through December 31, 1995. During 1995, FFCA sold 22 properties and related equipment, ten of which were through the lessees' exercise of their purchase options on the properties. Nine additional properties which exercised purchase options were refinanced as mortgages by FFCA. Cash proceeds from these sales, the collection of mortgage loan principal payments and the receipt of mortgage loan payoffs, approximating $18 million in total, were used to partially fund new portfolio investments in 1995. Net cash used in such investing activities increased to $260 million in 1995 from $56 million in 1994, reflecting FFCA's focus on the growth of the portfolio through real estate investments.

         Currently, FFCA's primary source of funding for new investments is a $200 million unsecured acquisition loan facility obtained from NationsBank in December 1995. This two-year revolving credit facility bears annual interest (payable monthly) at LIBOR (London Interbank Offered Rate) plus 1.5%, as compared to the prior loan facility's original rate of LIBOR plus 2.25% during 1995. The loan facility expires in December 1997 with the possibility of three annual extensions and an increase to $250 million in the loan facility during 1996. The interest rate in effect at December 31, 1995 was 7.35%.

         In November 1995, FFCA issued senior unsecured debt consisting of $150 million of 7% Senior Notes due November 30, 2000 and $50 million of 7-7/8% Senior Notes due November 30, 2005. The notes were issued at a discount and the effective rates on the Senior Notes approximate 7.2% and 7.9%, respectively. Interest on these fixed rate notes is payable semi-annually in arrears on each May 30 and November 30, commencing May 30, 1996, with principal due at maturity. The notes may not be redeemed prior to their respective maturities. The proceeds of the Senior Notes were used to pay down the revolving credit facility discussed below, while reducing FFCA's cost of borrowing. The debt issued by FFCA has been rated investment grade as BBB- by Standard & Poor's and Duff & Phelps and Baa3 by Moody's rating services.

         Bank debt outstanding at December 31, 1994 totaled $59 million on a credit facility scheduled to expire in July 1996. This debt, including additional borrowings of $251 million in 1995, was repaid in 1995 in conjunction with the Senior Note offering and the NationsBank acquisition loan facility. The early termination of this credit facility enabled FFCA to reduce its cost of borrowings while also removing the bank's security interest in the stock of FFCA's wholly-owned subsidiary, FFCA Acquisition Corporation. As a result of the early extinguishment of this debt, FFCA expensed $2.5 million in unamortized loan costs in 1995 which is reported as an extraordinary item on the consolidated statement of income.

         At December 31, 1995, FFCA had cash and cash equivalents totaling $2 million and had $90 million available on its revolving credit facility. FFCA's anticipated investments include commitments totaling $130 million at the end of 1995. These commitments were made to several large restaurant operators including Arby's, Fuddruckers, Applebee's, Burger King and Wendy's to acquire or finance (subject to FFCA's customary underwriting procedures) approximately 110 restaurant properties over the next 12 months. FFCA anticipates funding these specific commitments, and other investments in restaurant properties, through amounts available through its revolving credit facility, issuance of additional unsecured debt similar to the senior note offering discussed above or issuance of additional equity securities of FFCA. Although FFCA's cost of borrowings is expected to be lower in 1996, debt and related interest expense will be higher than 1995 amounts as a result of increased borrowings for continued portfolio investments.

         In November 1995, FFCA implemented a dividend reinvestment plan (the "Plan") which allows shareholders to acquire additional shares of FFCA stock by automatically reinvesting the quarterly dividends. Shares are acquired under the Plan at a price equal to 98% of the market price of the shares on the dividend payment date, without payment of any brokerage commission or service charge. As of February 9, 1996, shareholders owning approximately 6% of the outstanding shares of FFCA stock participate in the Plan. FFCA declared a fourth quarter dividend of $.45 per share, or $1.80 per share on an annualized basis, payable on February 20, 1996, to shareholders of record on February 9, 1996. Management of FFCA believes that cash generated from operations will be sufficient to meet operating requirements and provide the level of shareholder dividends required to maintain its status as a REIT.

Results of Operations
Year Ended December 31, 1995
Compared to Year Ended December 31, 1994

         FFCA reported net income of $51 million, or $1.27 per share, for the year ended December 31, 1995 as compared to $26 million, or $.64 per share, for the year ended December 31, 1994. Income before gain on the sale of property and special charges rose to $53 million in 1995 from $51 million in 1994. These results reflect the growth of FFCA's portfolio in 1995.

         Total revenues rose to $102.6 million for the year ended December 31, 1995 from $91 million for the year ended December 31, 1994. Portfolio investments were the primary source of revenue increases, despite the sale of 22 properties in the past 12 months. Portfolio investments in 1995, totaling approximately $278 million, are represented by approximately $135 million in mortgage loans and approximately $143 million in property subject to operating leases; however, since these investments occurred throughout the year, their weighted average balance in 1995 is equivalent to approximately $120 million of investments and the impact of these 1995 investments on rental revenue and mortgage interest income will not be fully reflected until 1996. Lease and loan base rates on new investments ranged from approximately 10% to 11.5%, with a weighted average rate of 10.9%. Both the leases and participating mortgage loans provide for contingent revenues based on a percentage of the gross sales of the related restaurants.

         Rental revenues include both rental payments received from lessees and rent guaranty insurance payments. Rental revenues collected under the rent guaranty insurance policies for 1995 decreased to $3.3 million from $6.2 million in 1994 due to expiring rent insurance policies. Rent guaranty insurance policies covering FFCA's properties will continue to expire at various dates, with the majority of the policies expiring in 1998; therefore, rental revenue from rent guaranty insurance in 1996 is expected to be lower than in 1995.

         The restaurant leases and loans generally provide that lessees make monthly payments equal to the greater of a fixed base rate or a percentage of the gross sales of the restaurants (percentage rentals). Percentage rentals approximated $4 million in 1995 as compared to $3.8 million in 1994. A portion of the increase reflected in 1995 relates to lessees whose sales levels have, for the first time, exceeded the threshold where percentage rent is due. In addition, a portion of the increase relates to increases in individual restaurant-level sales volumes related to lessees who have previously exceeded the percentage rent threshold. FFCA believes there will be, in the near future, increased lease payments from such percentage of gross sales rental provisions.

         FFCA recorded gains of $4.4 million on the sale of properties both in 1995 and in 1994. Results of operations may be largely impacted by gains or losses on the sale of properties, however, FFCA anticipates that the sale of properties, if any, will occur primarily through the exercise of purchase options and does not expect losses on such sales. The lessee generally has the option to purchase land and building any time after the first ten years of the lease. Generally, leases entered into in 1995 provide for 90 day option windows at various dates during the lease term and the participating mortgage loans funded in 1995 provide for no prepayment for the first ten years of the loan or provide for prepayment penalties. Where applicable, the lessee has the option to purchase equipment at the end of the lease term. Equipment leases expire at various dates through 1997. Rental revenue from equipment leases is expected to be approximately $350,000 lower in 1996 than in 1995. Purchase options, where applicable, are exercisable at fair market value (but generally not less than original cost, in the case of land and building). To the extent these purchase options are exercised, FFCA expects to invest the proceeds from such sales in new properties. The impact on FFCA's rental revenues of such activity is a function of the amount of proceeds received on any properties sold and the base lease rate generated on new properties acquired.

         Approximately two-thirds of FFCA's land and building leases provide for purchase options. Although approximately two-thirds of these options are currently exercisable, in 1995 only 10 properties were sold through the exercise of purchase options. Management believes that the exercise of purchase options will continue to be insignificant, because past experience has shown that the increase in the fair market value of the properties will generally offset any decrease in interest or lease rates the lessee could obtain upon exercise of the purchase option, providing no measurable change in cash flow.

         FFCA periodically reviews its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount of the property may not be recoverable, such as may be the case with vacant restaurant properties. If an impairment loss is indicated, the loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Gain (loss) on sale of property on the consolidated statements of income for the years ended December 31, 1995, 1994 and 1993 includes approximately $3.4 million, $1.6 million and $534,000, respectively, of loss related to vacant properties held for sale. These vacant properties held for sale represent approximately 1% of the total real estate investment portfolio.

         The increase in interest expense from $2.5 million in 1994 to $15 million in 1995 is due to the use of borrowings during 1995 for the investment in restaurant properties. During 1995, FFCA entered into an interest rate agreement to enhance its ability to manage interest rate exposures in its debt portfolio which exist as part of its ongoing business operations. The costs of this hedge were deferred and are being amortized to interest expense over the term of the associated debt. FFCA issued $200 million of unsecured senior notes in November 1995. The issuance of these fixed rate notes allowed FFCA to pay down its acquisition loan facility while also reducing its cost of borrowing. In December 1995, FFCA replaced its original secured revolving credit facility scheduled to expire in July 1996 (originally bearing interest at LIBOR plus 2.25%) with an unsecured revolving loan facility bearing interest at LIBOR plus 1.50%. As a result of the early extinguishment of the original revolving credit facility, FFCA expensed $2.5 million in unamortized loan costs which is reported as an extraordinary item on the consolidated statement of income.

         Operating, general and administrative expenses decreased by approximately $900,000, or 8%, primarily due to a decrease in professional fees which include legal, accounting, consulting and appraisal services. Depreciation and amortization decreased to $21.2 million from $22.8 million, despite the investment in restaurant property during 1995 due to the sale of over $8 million in restaurant equipment at the expiration of the related lease terms in 1995.

Results of Operations
Year Ended December 31, 1994
Compared to Year Ended December 31, 1993

         FFCA reported earnings per share, before REIT transaction-related costs, of $1.34 for the year ended December 31, 1994 as compared to the combined earnings per share of the Predecessor Companies of $1.33 for the year ended December 31, 1993. Earnings per share for 1994 after REIT transaction-related costs amounted to $.64.

         Rental and mortgage loan interest revenues accounted for approximately 96% of FFCA's total revenues of $91 million for the year ended December 31, 1994 as compared to 94% of the total revenues of $94 million for the year ended December 31, 1993. The sale of properties, together with the expiration of the original equipment leases and the sale of property in the prior year, had resulted in decreasing revenues of the Predecessor Companies due to a declining number of properties in the portfolio. This trend is now expected to reverse because, subsequent to the Consolidation, FFCA's property portfolio has grown through investments despite the sale of properties through lessee purchase options exercised during the year. Since all of the real estate investments occurred in the late third quarter and early fourth quarter of 1994, their impact on rental and mortgage loan interest revenue was not fully reflected until 1995. Portfolio investments in 1994, totaling approximately $82 million, are represented by $34 million in mortgage loans bearing interest at 10.5% and $48 million in property subject to operating leases with base lease rates ranging from 10.5% to 11.5%.

         Rental revenues include both rental payments received from lessees and rent guaranty insurance payments. Rental revenue collected under the rent guaranty insurance policies for 1994 decreased to $6.2 million from $6.8 million in 1993 due to expiring rent insurance policies. The decrease in base rentals and rent insurance revenues was partially offset by a $1.3 million increase in percentage rentals to $3.8 million in 1994 as compared to $2.5 million in 1993. A portion of the increase reflected in 1994 relates to lessees whose sales levels have, for the first time, exceeded the threshold where percentage rent is due. In addition, a portion of the increase in percentage rental revenue relates to increases in individual restaurant-level sales volumes.

         FFCA recorded gains totaling $4.4 million on the sale of properties in 1994 as compared to gains totaling $378,000 in 1993. Gain (loss) on sale of property for the years ended December 31, 1994 and 1993 include an impairment loss of approximately $1.6 million and $534,000, respectively, to reflect the estimated decline in value of eight vacant properties held for sale.

         Operating, general and administrative costs were reduced from approximately $16 million in 1993 to $13.5 million in 1994 principally due to a decrease in compensation levels. The increase in interest expense from $316,000 in 1993 to $2.5 million in 1994 is due to the use of the acquisition loan facility during the last half of 1994 for the investment in portfolio properties.

         REIT transaction-related costs aggregating $28 million for the year ended December 31, 1994 represent costs incurred to effect the Consolidation and integrate the continuing operations of the entities into FFCA. Under the pooling-of-interests method of accounting for the Consolidation, these costs are charged to expense upon consummation of the Consolidation in 1994. Such costs included, among other things, the costs of registration, costs to furnish information to stockholders, fees of underwriters and consultants and the legal fees related to the settlement of the class action litigation related to the Consolidation. These costs also include the payoff of deferred compensation arrangements related to FFCA I.

         Upon consummation of the Consolidation, FFCA I and investors in the Partnerships received an aggregate of 40,250,719 shares of FFCA's common stock. Certain investors elected to receive variable rate senior notes (the Variable Rate Notes) totaling $10,825,911. Rather than issuing the Variable Rate Notes, FFCA paid to those investors an amount equal to the Variable Rate Notes plus interest at an annualized rate of 5.0625% for the period June 1, 1994 through June 30, 1994. In addition, cash was used to pay REIT transaction-related costs aggregating approximately $24 million in 1994 as compared to $4 million in 1993. These factors contributed to the overall decrease in cash and cash equivalents at December 31, 1994 as compared to 1993.

Tenant Concentration

         During the years ended December 31, 1995, 1994 and 1993, one lessee, Foodmaker, Inc. ("Foodmaker"), accounted for approximately 12.5% in 1995 and 14% in both 1994 and 1993 of total rental and mortgage loan interest revenues of FFCA. Foodmaker operates and franchises Jack In The Box restaurants. The relative decrease in the percentage of FFCA's revenue from Foodmaker between 1994 and 1995 is due to the fact that FFCA's portfolio is growing and

Foodmaker is becoming a relatively smaller portion of the entire portfolio. This decrease is expected to continue. The following table represents selected financial data of Foodmaker, Inc. and Subsidiaries as reported by Foodmaker in its 1995 annual report.

                        Foodmaker, Inc. and Subsidiaries
                             Selected Financial Data
                                 (in Thousands)
Consolidated Balance Sheet Data:                      October 1, 1995     October 2, 1994
-------------------------------                       ---------------     ---------------
Current Assets                                            $  97,889            $107,486
Noncurrent Assets                                           564,785             632,799
Current Liabilities                                         132,017             140,238
Noncurrent Liabilities                                      499,404             499,996

                                                  Fifty-two Weeks Ended/Fifty-two Weeks Ended/Fifty-three Weeks Ended
                                                  --------------------  --------------------  -----------------------
Consolidated Statements of Operations Data:          October 1, 1995      October 2, 1994        October 3, 1993
------------------------------------------           ---------------      ---------------        ---------------
Gross Revenues                                           $1,018,716           $1,053,326             $1,240,727
Costs and Expenses (including taxes)                      1,087,674            1,089,594              1,284,855
Extraordinary Item - loss on early
   extinguishment of debt, net of taxes                          --               (3,302)                    --
Cumulative effect on prior years of
   adopting SFAS 106 and SFAS 109                                --                   --                (53,980)
                                                        -----------          -----------           ------------
Net Loss                                                $   (68,958)         $   (39,570)          $    (98,108)
                                                        ===========          ===========           ============
Loss per share - primary and fully diluted:
   Loss before extraordinary item                           $(1.77)              $  (.94)                $(1.15)
   Extraordinary item                                           --                  (.09)                    --
   Cumulative effect of accounting change                       --                    --                  (1.40)
                                                        ----------           -----------           ------------
Net loss per share                                          $(1.77)               $(1.03)                $(2.55)
                                                        ==========           ===========           ============

     In January 1994, Foodmaker contributed its Chi-Chi's Mexican restaurant chain to Family Restaurants, Inc. ("FRI") in exchange for an approximate 39% equity interest in FRI and other consideration including cash and debt assumption. Therefore, the consolidated statements of operations for the years reflected above include Chi Chi's results of operations for a full year in 1993 as compared to only 16 weeks in 1994 (the first fiscal quarter) and none in 1995. Chi-Chi's revenues were $123.9 million, its costs of sales were $32.7 million, its restaurant operating costs were $80.7 million, and its selling, general and administrative expenses were $9.1 million in the first quarter of 1994.
     Revenues increased $89.3 million, or 9.6% to $1,018.7 million in 1995 from $929.4 million in 1994, excluding Chi-Chi's revenues of $123.9 million in the first quarter of 1994. Sales by Jack In The Box, Foodmaker-operated restaurants, increased $84.3 million, or 11.7% in 1995 from 1994. This increase is primarily due to an increase in the average number of Foodmaker-operated restaurants to 839 in 1995 from 761 in 1994 (the average number of Foodmaker-operated restaurants in 1993 was 717) reflecting the addition of 21 new restaurants and the acquisition of 42 restaurants from franchisees during the fiscal year. Per store average sales for comparable restaurants increased approximately 3.5% in 1995 as compared to 1994, strengthened by marketing strategies including a new advertising campaign and the introduction of aggressive value-priced product alternatives.
     Foodmaker recorded a loss in 1995 relating to its equity in FRI of $57.2 million, most of which was the result of the complete write-down of its investment in FRI due to the write-off by FRI of the goodwill attributable to Chi-Chi's. Subsequent to its fiscal year end, Foodmaker transferred its entire equity interest in FRI to another entity with an equity interest in FRI. Jack In The Box restaurant operating costs increased $33.1, or 8%, due to increases in both the average number of Company-operated restaurants and variable costs associated with improved sales volume. Jack In The Box selling, general and administrative expenses increased $18.5 million, or 20%, principally due to increased advertising and promotions costs and to an $8 million settlement with stockholders in the first quarter of 1995. Foodmaker incurred an extraordinary loss of $5.1 million, less currently recognizable income tax benefits of $1.8 million, on the early extinguishment of debt in 1994.
     Foodmaker indicates that it expects that sufficient cash flow will be generated from operations so that, combined with other financing alternatives available to it, Foodmaker will be able to meet all of its debt service requirements, as well as its capital expenditures and working capital requirements, for the foreseeable future.

Item 8.           Financial Statements and Supplementary Data.

         The consolidated financial statements and related financial information required to be filed are attached to this Report. Reference is made to page F-1 of this Report for an index to the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.

         This item is incorporated by reference from the Registrant's definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 8, 1996, to be filed pursuant to Regulation 14A.

Item 11.          Executive Compensation.

         This item is incorporated by reference from the Registrant's definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 8, 1996, to be filed pursuant to Regulation 14A.


Item 12.          Security   Ownership   of   Certain   Beneficial   Owners  and
                  Management.

         This item is incorporated by reference from the Registrant's definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 8, 1996, to be filed pursuant to Regulation 14A.

Item 13.          Certain Relationships and Related Transactions.

         This item is incorporated by reference from the Registrant's definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 8, 1996, to be filed pursuant to Regulation 14A.






                                     PART IV

Item 14.          Exhibits,  Financial  Statement  Schedules and Reports on Form
                  8-K.

         (a)      The following documents are filed as part of this Report:

         1. Financial Statements. See Index to Financial Statements on page F-1 of this Report.

         2. Financial Statement Schedules. See Index to Financial Statements on page F-1 of this Report. All other schedules are omitted since they are not required, are inapplicable, or the required information is included in the financial statements or notes thereto.

         3.       Exhibits.

                  The following is a complete list of exhibits filed as part of this Form 10-K. For electronic filing purposes only, this report contains Exhibit 27, Financial Data Schedule. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.                         Description
----------                          -----------

3.02                Amended and Restated Bylaws of the Company(1)

3.03                Restated Certificate of Incorporation of the Company(2)

4.01 Indenture dated as of November 21, 1995 relating to the 7% Senior Notes due 2000 and the 7 7/8% Senior Notes due 2005(3)

4.02                Specimen of Common Stock Certificate(1)

10.01 Acquisition, Construction and Term Loan Agreement, dated as of December 29, 1988, by and between Franchise Finance Corporation of America and Scottsdale Land Trust Limited Partnership(1)

10.02 Promissory Note dated December 29, 1988, executed by Franchise Finance Corporation of America in favor of Scottsdale Land Trust Limited Partnership in the principal amount of $8,500,000(1)

10.09 Revolving Acquisition Loan Agreement, dated as of July 22, 1994, between Franchise Finance Corporation of America and Nomura Asset Capital Corporation(2)

10.10 Termination Agreement dated December 28, 1995, between Franchise Finance Corporation of America, Nomura Asset Capital Corporation and the other signatories thereto, terminating the Revolving Acquisition Loan Agreement, dated as of July 22, 1994*

10.11 1995 Stock Option and Incentive Plan of Franchise Finance Corporation of America*

21.01               Subsidiaries of the Registrant*

23.01               Consent of Arthur Andersen LLP*

99.01 Credit Agreement dated as of December 27, 1995 among Franchise Finance Corporation of America, Certain Lenders and NationsBank of Texas, N.A., providing a credit facility in the principal amount of $200,000,000 (the "Credit Agreement")(4)

99.02               Guaranty  Agreement  executed in connection  with the Credit
                    Agreement(4)

99.03               Promissory  Note  executed  in  connection  with the  Credit
                    Agreement(4)

99.04 Subordination Agreement executed in connection with the Credit Agreement(4)

99.05 Subordination Agreement executed in connection with the Credit Agreement(4)


*Filed herewith.
---------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-4 and amendments thereto, registration number 33-65302, as filed with the Securities and Exchange Commission.
(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the Securities and Exchange Commission.
(3) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated November 24, 1995, as filed with the Securities and Exchange Commission.
(4) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated January 25, 1996, as filed with the Securities and Exchange Commission.

         (b)      Reports on Form 8-K filed in the fourth quarter of 1995:

                  Form 8-K dated November 24, 1995
                           Item      5.    Other    Events--Authorization    and
                                     execution  of  Indenture  establishing  the
                                     form and terms of Senior Notes
                           Item      7.      Financial       Statements      and
                                     Exhibits--Indenture, Legal Opinion of Kutak
                                     Rock and Officer's Certificate

                  Form 8-K dated November 27, 1995

                           Item 5. Other Events--Purchase Agreement related to the sale of Senior Notes

                           Item      7.      Financial       Statements      and
                                     Exhibits--Purchase Agreement

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             FRANCHISE FINANCE CORPORATION OF AMERICA


Date:  February 12, 1996     By /s/ M. H. Fleischer
                                -------------------
                                  M. H. Fleischer,
                                  President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  February 12, 1996     By /s/ M. H. Fleischer
                                -------------------
                                      M. H.  Fleischer,  Chairman of the Board,
                                      President, and Chief Executive Officer


Date:  February 12, 1996     By /s/ John R. Barravecchia
                                ------------------------
                                      John  R.  Barravecchia,   Executive  Vice
                                      President, Chief Financial Officer and
                                      Treasurer

Date:  February 12, 1996     By /s/ Catherine F. Long
                                ---------------------
                                      Catherine  F. Long, Vice President-Finance
                                      and Principal Accounting Officer


Date:  February 12, 1996     By /s/ Willie R. Barnes
                                --------------------
                                      Willie R. Barnes, Director


Date:  February 12, 1996     By /s/ William C. Foxley
                                ---------------------
                                      William C. Foxley, Director

Date:  February 12, 1996     By /s/ Robert W. Halliday
                                ----------------------
                                      Robert W. Halliday, Director


Date:  February 12, 1996     By /s/ Donald C. Hannah
                                --------------------
                                      Donald C. Hannah, Director


Date:  February 12, 1996     By /s/ Dennis E. Mitchem
                                ---------------------
                                      Dennis E. Mitchem, Director


Date:  February 12, 1996     By /s/ Louis P. Neeb
                                -----------------
                                      Louis P. Neeb, Director


Date:  February 12, 1996     By /s/ Kenneth B. Roath
                                --------------------
                                      Kenneth B. Roath, Director


Date:  February 12, 1996     By /s/ Wendell J. Smith
                                --------------------
                                      Wendell J. Smith, Director


Date:  February 12, 1996     By /s/ Casey J. Sylla
                                ------------------
                                      Casey J. Sylla, Director

--------------------------------------------------------------------------------
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
--------------------------------------------------------------------------------


Report of Independent Public Accountants                                     F-2

Consolidated Balance Sheets - December 31, 1995 and 1994                     F-3

Consolidated Statements of Income For The Years Ended
         December 31, 1995, 1994 and 1993                                    F-4

Consolidated Statements of Changes in Shareholders' Equity
         For The Years Ended December 31, 1995, 1994 and 1993                F-5

Consolidated Statements of Cash Flows For The Years Ended
         December 31, 1995, 1994 and 1993                                    F-6

Notes to Consolidated Financial Statements                                   F-7

Schedule III - Schedule of Real Estate and Accumulated
         Depreciation as of December 31, 1995                               F-15

Schedule IV - Schedule of Mortgage Loans on Real Estate
         as of December 31, 1995                                            F-17

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Franchise Finance Corporation of America:

We have audited the accompanying consolidated balance sheets of FRANCHISE FINANCE CORPORATION OF AMERICA (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franchise Finance Corporation of America and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                      /s/  ARTHUR ANDERSEN LLP



Phoenix, Arizona,
January 26, 1996.
                                       F-2


                    FRANCHISE FINANCE CORPORATION OF AMERICA
            CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 1995 AND 1994
                    (Amounts in thousands except share data)
                                                                      1995        1994
                                                                   ---------    ---------
                                     ASSETS
                                     ------
Investments:
    Investments in Real Estate, at cost (Note 3):
       Land                                                        $ 304,641    $ 252,733
       Buildings and Improvements                                    448,427      378,503
       Equipment                                                      41,512       49,890
                                                                   ---------    ---------
                                                                     794,580      681,126
       Less-Accumulated Depreciation                                 176,232      169,570
                                                                   ---------    ---------
           Net Real Estate Investments                               618,348      511,556
    Mortgage Loans Receivable (Note 4)                               199,486       65,980
                                                                   ---------    ---------
           Total Investments                                         817,834      577,536

Cash and Cash Equivalents                                              2,067       12,095
Accounts and Unsecured Notes Receivable, net of allowances
    of $2,000 in 1995 and $1,500 in 1994                               6,820        7,230
Other Assets (Note 2)                                                 16,783       15,367
                                                                   ---------    ---------

           Total Assets                                            $ 843,504    $ 612,228
                                                                   =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Liabilities:
    Accounts Payable and Accrued Expenses                          $   5,608    $   3,980
    Dividends Payable                                                 18,133       18,113
    Senior Notes due 2000 - 2005 (Note 5)                            198,702           --
    Notes Payable to Bank (Note 6)                                   110,000       59,000
    Mortgage Payable to Affiliate (Note 9)                             8,500        8,500
    Rent Deposits                                                      5,630        6,180
    Other Liabilities                                                  3,114        2,348
                                                                   ---------    ---------
           Total Liabilities                                         349,687       98,121
                                                                   ---------    ---------

Commitments (Note 11)

Shareholders' Equity (Notes 7 and 8):
    Common Stock,  par value  $.01 per share,  authorized 200
       million  shares, issued and outstanding 40,294,822 shares
        in 1995 and 40,250,719 shares in 1994                            403          403
    Capital in Excess of Par Value                                   547,478      546,626
    Cumulative Net Income                                             60,670        9,341
    Cumulative Dividends                                            (114,734)     (42,263)
                                                                   ---------    ---------
           Total Shareholders' Equity                                493,817      514,107
                                                                   ---------    ---------

           Total Liabilities and Shareholders' Equity              $ 843,504    $ 612,228
                                                                   =========    =========

                   The accompanying notes are an integral part
                     of these consolidated balance sheets.

                    FRANCHISE FINANCE CORPORATION OF AMERICA
                    ----------------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
              ----------------------------------------------------
                  (Amounts in thousands except per share data)
                                                   1995         1994         1993
                                                 ---------    ---------    -------
                                                                       (as restated on
                                                                        a combined basis
                                                                         - Note 13)

Revenues:
      Rental                                     $  86,182    $  81,760    $  83,095
      Mortgage Loan Interest                        14,118        5,596        4,889
      Investment Income and Other                    2,283        3,706        5,805
                                                 ---------    ---------    ---------

                                                   102,583       91,062       93,789
                                                 ---------    ---------    ---------

Expenses:
      Depreciation and Amortization                 21,201       22,810       22,704
      Operating, General and Administrative         10,283       11,195       13,111
      Property Costs                                 2,046        2,310        2,850
      Interest                                      15,276        2,477          316
      Related Party Interest (Note 9)                  961          951          941
                                                 ---------    ---------    ---------

                                                    49,767       39,743       39,922
                                                 ---------    ---------    ---------

Income Before Gain (Loss) on Sale of Property
      and REIT Transaction Related Costs            52,816       51,319       53,867

      Gain (Loss) on Sale of Property (Note 2)         977        2,784         (156)
      REIT Transaction Related Costs (Note 13)          --      (28,198)          --
                                                 ---------    ---------    ---------

Income Before Extraordinary Item                    53,793       25,905       53,711

      Extraordinary Item - Loss on Early
         Extinguishment of Debt (Note 6)            (2,464)          --           --
                                                 ---------    ---------    ---------

Net Income                                       $  51,329    $  25,905    $  53,711
                                                 =========    =========    =========


Net Income Per Share (Note 2):
      Income Before Extraordinary Item           $    1.33    $     .64    $    1.33
      Extraordinary Item                              (.06)          --           --
                                                 ---------    ---------    ---------

      Net Income Per Share                       $    1.27    $     .64    $    1.33
                                                 =========    =========    =========

                   The accompanying notes are an integral part
                        of these consolidated statements.

                    FRANCHISE FINANCE CORPORATION OF AMERICA
                    ----------------------------------------
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
           ----------------------------------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
              ----------------------------------------------------
                  (amounts in thousands except per share data)
                                                            Capital
                                                  Common  in Excess   Cumulative  Cumulative
                                                              of
                                                   Stock   Par Value  Net Income  Dividends    Total
                                                 -------   ---------  ---------   ---------  ---------
BALANCE, December 31, 1992                       $    10   $ 598,254  $      --   $      --  $ 598,264
    Distributions                                     --     (75,200)        --          --    (75,200)
    Net income                                        --      53,711         --          --     53,711
                                                 -------   ---------  ---------   ---------  ---------

BALANCE, December 31, 1993                            10     576,765         --          --    576,775
    Shareholders' contribution                        --       3,189         --          --      3,189
    Distributions                                     --     (33,650)        --          --    (33,650)
    Net income -                                      --      16,564         --          --     16,564
                                                 -------   ---------  ---------   ---------  ---------

BALANCE, June 1, 1994 (date of Consolidation)         10     562,868         --          --    562,878
    Shares issued in exchange for FFCA I
       stock and limited partnership interests       393        (393)        --          --         --
    Payment of Variable Rate Notes and
       fractional shares (Note 13)                    --     (11,745)        --          --    (11,745)
    Net distribution upon consolidation
        (Note 13)                                     --      (4,104)        --          --     (4,104)
    Net income -                                      --          --      9,341          --      9,341
    Dividends declared - $1.05 per share              --          --         --     (42,263)   (42,263)
                                                 -------   ---------  ---------   ---------  ---------

BALANCE, December 31, 1994                           403     546,626      9,341     (42,263)   514,107
    Capital contributions - dividend
       reinvestment plan                              --         852         --          --        852
    Net income -                                      --          --     51,329          --     51,329
    Dividends declared - $1.80 per share              --          --         --     (72,471)   (72,471)
                                                 -------   ---------  ---------   ---------  ---------

BALANCE, December 31, 1995                       $   403   $ 547,478  $  60,670   $(114,734) $ 493,817
                                                 =======   =========  =========   =========  =========

                   The accompanying notes are an integral part
                        of these consolidated statements.

                    FRANCHISE FINANCE CORPORATION OF AMERICA
                    ----------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
              ----------------------------------------------------
                             (Amounts in thousands)
                                                                    1995         1994         1993
                                                                 ---------    ---------    ---------
                                                                                       (as restated on a
                                                                                     combined basis - Note 13)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $  51,329    $  25,905    $  53,711
   Adjustments to net income:
      Depreciation and amortization                                 21,201       22,810       22,704
      (Gain) loss on sale of property                                 (977)      (2,784)         156
      REIT transaction related costs                                    --       28,198         --
      Loss on early extinguishment of debt                           2,464           --           --
      Other                                                          4,604        1,854        1,497
                                                                 ---------    ---------    ---------
        Net cash provided by operating activities                   78,621       75,983       78,068
                                                                 ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property                                        (143,262)     (48,233)      (3,685)
   Investment in mortgage loans                                   (133,289)     (33,868)        (484)
   Investment in note receivable                                    (1,200)          --           --
   Proceeds from sale of property                                   12,210       18,628       11,160
   Receipt of mortgage payoffs                                         489        5,345        5,415
   Collection of mortgage and note principal                         5,337        2,445        3,046
                                                                 ---------    ---------    ---------
        Net cash provided by (used in) investing activities       (259,715)     (55,683)      15,452
                                                                 ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends/distributions paid                                    (72,471)     (76,420)     (76,848)
   Capital contributions - dividend reinvestment plan                  852           --           --
   Proceeds from bank borrowings                                   361,412       64,475           --
   Proceeds from issuance of senior notes                          198,678           --           --
   Payment of bank borrowings and loan fees                       (317,405)     (12,190)      (1,598)
   Payment of variable rate notes and fractional shares                 --      (11,745)          --
   Payment of REIT transaction related costs                            --      (24,173)      (3,669)
                                                                 ---------    ---------    ---------
        Net cash provided by (used in) financing activities        171,066      (60,053)     (82,115)
                                                                 ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                     (10,028)     (39,753)      11,405
CASH AND CASH EQUIVALENTS, beginning of year                        12,095       51,848       40,443
                                                                 ---------    ---------    ---------

CASH AND CASH EQUIVALENTS, end of year                           $   2,067    $  12,095    $  51,848
                                                                 =========    =========    =========
Supplemental Disclosure of Noncash Activities:
   Mortgage loans obtained as part of property sale proceeds,
      net of deferred gain                                       $   5,542    $   2,356    $   5,619
   Acquisition of property and equipment through foreclosure            --    $     120    $   3,295
   Shares issued in exchange for limited partnership interests          --    $     393           --
   Distribution of FFCA I assets to shareholders                        --    $   4,104           --
   Interest paid                                                 $  12,802    $   3,030    $   1,282
   Taxes paid/(refunds received)                                 $    (816)   $     231    $     580


                   The accompanying notes are an integral part
                        of these consolidated statements.

                    FRANCHISE FINANCE CORPORATION OF AMERICA
                    ----------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           DECEMBER 31, 1995 AND 1994
                           --------------------------

(1)      ORGANIZATION AND OPERATION:
         --------------------------
         Franchise Finance Corporation of America (FFCA) is a fully integrated and self-administered real estate investment trust (REIT) which invests in chain restaurant real estate throughout the United States. FFCA provides financing to chain restaurant operators with experienced management in established restaurant chains principally through sale and leaseback transactions and participating mortgage loans. FFCA and its predecessor companies have provided financing to the chain restaurant industry since 1981. FFCA's portfolio of properties is diversified by tenant, restaurant concept and geographic location. At December 31, 1995, FFCA's portfolio included 1,508 restaurant properties operated by approximately 400 restaurant operators in over 35 chains in 46 states.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         ------------------------------------------
         Consolidation  and  Reorganization  -  The  accompanying   consolidated
financial statements include the accounts of FFCA and its wholly-owned subsidiaries, FFCA Acquisition Corporation and FFCA Institutional Advisors. All intercompany transactions have been eliminated. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management believes its estimates are reasonable, actual results could differ from those estimates.

         Federal Income Taxes - FFCA has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, as of June 1, 1994. As a result, FFCA generally will not be subject to federal income taxation at the corporate level provided it meets certain tests which, among other things, require that its assets consist primarily of real estate, its income be derived primarily from real estate and at least 95% of its taxable income be distributed annually to its shareholders. Prior to June 1, 1994, the majority of FFCA's operations were conducted through public real estate limited partnerships. In accordance with partnership taxation, each of the partners is responsible for reporting his or her share of taxable income. Accordingly, no income tax provision has been made in the accompanying consolidated financial statements. The tax basis of the assets and liabilities has been recorded based upon the value of the consideration exchanged upon the merger of FFCA with its predecessor companies (see Note 13) and, accordingly, the tax basis of the net assets exceeds the book basis by approximately $234 million at December 31, 1995.

         Real Estate - FFCA records the acquisition of real estate at cost, which includes miscellaneous acquisition and closing costs. Depreciation is computed using the straight-line method over the estimated useful life of 24 to 30 years for the restaurant buildings and improvements and 7 to 8 years for restaurant equipment. FFCA periodically reviews its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount of the property may not be recoverable, such as may be the case with vacant restaurant properties. If an impairment loss is indicated, the loss is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. Gain (loss) on sale of property on the consolidated statements of income for the years ended December 31, 1995, 1994 and 1993 includes approximately $3.4 million, $1.6 million and $534,000, respectively, of impairment loss related to certain vacant properties. Vacant properties held for sale represent approximately 1% of the total real estate investment portfolio at December 31, 1995.

         Lease and Loan Origination Fees and Costs - FFCA generally receives a fee related to activities performed to process a borrower's request for credit. Direct costs associated with these activities are offset against the related fees received and the balance is deferred and amortized into revenue over the term of the related lease or loan.

         Cash and Cash Equivalents - Cash and cash equivalents include all cash and highly liquid investment securities with maturities at acquisition of three months or less. Such investment securities are carried at cost plus accrued interest which approximates fair market value.

         Prepaid Rent Insurance - Other Assets include prepaid rent insurance which is amortized over a period of 118 months using the straight-line method. The policy guarantees 80% of rental payments for land and note payments on buildings (but not equipment) for a period of 10 years. At December 31, 1995, 28% of the total cost of FFCA's real estate is covered by rent insurance. Included in rental revenue for 1995, 1994 and 1993 is approximately $3.3 million, $6.2 million and $6.8 million, respectively, of rent insurance revenue. Rent insurance coverage on FFCA properties expires at various dates, with the majority of the policies expiring by 1998.

         Debt Financing Costs - Included in Other Assets are costs totaling $5.3 million associated with the issuance in 1995 of FFCA's Senior Notes (see Note
5), which costs are amortized over the terms of the Senior Notes on a straight-line basis. Amortization of these debt issuance costs for the year ended December 31, 1995 amounted to $90,000, which is included in interest expense in the accompanying financial statements.

         Derivative Financial Instruments - FFCA may periodically use derivative financial instruments to enhance its ability to manage interest rate exposures in its debt portfolio which exist as part of its ongoing business operations. FFCA does not hold or issue derivative financial instruments for speculative trading purposes. The derivative instruments used are interest rate agreements which are non-leveraged and involve little complexity. Gains and losses under such agreements designated as hedges are deferred and amortized to interest expense over the term of the associated debt.

         Rental Revenue Recognition - FFCA leases its real estate under long-term net leases which are classified as operating leases. Rental revenue from operating leases is recognized as it is earned.

         Investment Property Sales - FFCA records certain sales of property and equipment under the installment or cost recovery method. Gains totaling approximately $3 million in 1995, $600,000 in 1994 and $3.1 million in 1993 were deferred on such sales. For financial reporting purposes, deferred gains on property sales are deducted from the related mortgage loan receivable balances and totaled $6.6 million and $3.8 million at December 31, 1995 and 1994, respectively.

         Net Income Per Share - Net income per share is calculated using 40,294,427 weighted average common and common equivalent shares outstanding during the year. In 1994 and 1993, net income per share is calculated using 40,250,719 shares of FFCA's common stock issued upon consummation of the Consolidation as if these shares were outstanding during both years.

         Accounting Changes - Effective January 1, 1995, FFCA adopted Statement of Financial Accounting Standards (SFAS) 114, "Accounting by Creditors for Impairment of a Loan," as amended by

SFAS 118. In addition, during 1995 FFCA elected early adoption of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The adoption of these new accounting standards did not have a material effect on FFCA's financial position or results of operations.

         The Financial Accounting Standards Board recently issued SFAS 123, "Accounting for Stock-Based Compensation". As is permitted under this recent pronouncement, FFCA plans to continue to measure the compensation cost of its employee stock compensation plans using the intrinsic value based method of accounting prescribed by APB Opinion 25, "Accounting for Stock Issued to Employees". FFCA will adopt the disclosure requirements of SFAS 123 in 1996.

(3)      INVESTMENTS IN REAL ESTATE:
         --------------------------
         FFCA's real estate portfolio is leased to tenants under long-term net operating leases. The lease agreements generally provide for monthly rentals equal to the greater of a percentage of the property's cost or a percentage of its gross sales. The term of the leases is generally 20 years for land and buildings and seven or eight years for equipment (if any). The initial terms of FFCA's leases extend through 2017 with a weighted average remaining term of 12 years as of December 31, 1995. Land and building leases generally provide for two or four five-year renewal options. Generally, the lessee has the option to purchase equipment at the end of the lease term and land and buildings anytime after the first ten years of the lease at fair market value (but not less than original cost in most cases). Approximately two-thirds of FFCA's land and building leases provide for purchase options and approximately two-thirds of these options are currently exercisable. One lessee (Foodmaker, Inc.), operating 171 Jack In The Box restaurants in the western United States, accounted for approximately 12.5% of total rental and mortgage loan interest revenues in 1995 and 14% in both 1994 and 1993.

         Minimum future rentals under noncancellable operating leases as of December 31, 1995, are as follows (dollars in thousands):

  Year ending December 31,
  -----------------------
           1996                                         $  85,560
           1997                                            82,678
           1998                                            81,976
           1999                                            81,202
           2000                                            80,120
           Thereafter                                     557,257
                                                        ---------

           Total minimum future rentals                  $968,793
                                                        =========
         The above table assumes that all leases which expire are not renewed; therefore, neither renewal rentals nor rentals from replacement lessees are included. In addition, minimum future rentals do not include contingent rentals which may be received under the leases based upon a percentage of the lessee's gross sales ("percentage rentals"). These percentage rentals totaled approximately $4 million in 1995, $3.8 million in 1994 and $2.5 million in 1993.



(4)      MORTGAGE LOANS RECEIVABLE:
         -------------------------

         At December 31, 1995, FFCA held first mortgage loans on the land and/or buildings and/or equipment of approximately 430 restaurants. Generally, the loans carry interest rates of 10.5 to 13.5 percent per annum and mature in 15 to 22 years from the date of origination. Total principal and interest payments are due in level amounts with payments aggregating approximately $26 million per year to maturity. In addition to the base interest, the mortgage agreements generally provide for additional interest payments based on a percentage of the mortgagor's gross restaurant sales. The estimated fair value of FFCA's mortgage loans at December 31, 1995 approximates carrying value based on the current rates at which similar loans would be made to borrowers with similar credit and for the same remaining maturities. The scheduled collections of principal on mortgage loans held at December 31, 1995, are as follows (dollars in thousands):

  Year ending December 31,
  -----------------------
           1996                                        $    7,229
           1997                                             8,058
           1998                                             8,727
           1999                                             9,548
           2000                                            10,254
           Thereafter                                     163,761
                                                        ---------

           Subtotal                                       207,577
           Less deferred gains and other                   (8,091)
                                                        ---------
           Total mortgage principal                      $199,486
                                                        =========
 (5)     SENIOR NOTES:

         In November 1995, FFCA issued unsecured debt consisting of $150 million of 7% Senior Notes due November 30, 2000 and $50 million of 7-7/8% Senior Notes due November 30, 2005, with related discounts totaling $1,196,000 and $102,000, respectively, at December 31, 1995. The effective rates on the Senior Notes approximate 7.2% and 7.9%, respectively. Interest on the notes is payable semi-annually in arrears on each May 30 and November 30, commencing May 30, 1996, with principal due at maturity. The proceeds of the Senior Notes were used to pay down the revolving acquisition line of credit (see Note 6). The notes may not be redeemed prior to their respective maturities. Based on the borrowing rates currently available to FFCA for loans with similar terms and maturities, the carrying value of the Senior Notes approximates fair value.

         The Senior Note agreements contain certain covenants which, among other restrictions, limit the incurrence of additional debt if FFCA's debt exceeds 60% of total assets (40%, if secured debt) as defined, or if FFCA's debt service coverage is less than 1.5 to 1. As of December 31, 1995, FFCA was in compliance with its Senior Note covenants.

(6)      NOTES PAYABLE TO BANK:
         ---------------------

         At December 31, 1995, FFCA had outstanding $110 million on a $200 million acquisition loan facility used to provide funds for the acquisition or financing of chain restaurant properties. This unsecured revolving credit facility is due in monthly installments of interest only at LIBOR (London Interbank Offered Rate) plus 1.5% or at the bank's base rate, as defined. The loan facility provides for an origination fee of $1,750,000, an annual administration fee of $75,000 and a fee on the unused commitment amount of .25% per annum, payable quarterly in arrears. The acquisition loan facility expires in December 1997, with the possibility of three annual extensions. The interest rate in effect at December 31, 1995 was

7.35%. Based on the borrowing rates currently available to FFCA for loans with similar terms and maturities, the carrying value of these notes payable approximates fair value.

         The credit agreement contains covenants which, among other restrictions, require FFCA to maintain a fixed charge coverage of 2 to 1 and a minimum net worth of $425 million, as adjusted. As of December 31, 1995, FFCA was in compliance with its debt covenants.

         Bank debt outstanding at December 31, 1994 totaled $59 million on a credit facility scheduled to expire in July 1996. This secured debt, including additional borrowings of $251 million in 1995, was repaid in 1995 in conjunction with the unsecured Senior Note offering (see Note 5) and the acquisition loan facility referred to above. The early termination of this credit facility enabled FFCA to reduce its cost of borrowings while also removing the bank's security interest in the stock of FFCA's wholly-owned subsidiary, FFCA Acquisition Corporation. As a result of the early extinguishment of this debt, FFCA expensed approximately $2.5 million in unamortized loan costs in 1995 which is reported as an extraordinary item on the consolidated statement of income. Amortization of loan fees related to this facility for the year ended December 31, 1995 amounted to $2.1 million, which is included in interest expense in the accompanying consolidated financial statements.

(7)      DIVIDENDS:
         ---------
         FFCA declared a fourth quarter dividend of $.45 per share, payable on February 20, 1996, to shareholders of record on February 9, 1996. For tax reporting purposes this dividend is not included in the shareholders' 1995 taxable income. The remaining dividend payments made by FFCA to its shareholders for 1995 are characterized as ordinary income of $1.35 per share. FFCA's dividend payments for the period from June 1, 1994 to December 31, 1994, including the fourth quarter 1994 dividend, were characterized as ordinary income of $0.87 per share and return of capital of $0.18 per share.

(8)      STOCK OPTIONS:
         -------------
         On May 10, 1995, FFCA shareholders approved a stock option and incentive plan which permits the issuance of options, restricted stock and other stock-based awards to key employees, the Board of Directors and certain independent contractors of FFCA. The plan reserves 3,018,804 shares of common stock for grant and provides that the term of each award be determined by the compensation committee of the Board of Directors.

         Under the terms of the plan, options granted may be either nonqualified or incentive stock options and the exercise price, determined by the committee, may not be less than the fair market value of a share of common stock on the grant date. In May 1995, FFCA granted 1,227,989 stock options at prices ranging from $19.50 to $19.75 per share, none of which have been exercised. Other than the restrictions which limit the sale and transfer of these shares, participants are entitled to all the rights of a shareholder. Options become exercisable as determined at the date of grant by the committee. At December 31, 1995, the options granted to FFCA's non-employee Directors, totaling 20,489 shares, were exercisable. The remaining options vest over a three-year period from the date of grant. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant.

(9)      RELATED PARTY TRANSACTIONS:
         --------------------------
         In 1988, a partnership managed by an affiliate of FFCA provided financing for land purchased by FFCA from the partnership and for the construction of the corporate headquarters of FFCA (together, the FFCA Premises). The term of the mortgage loan on the FFCA Premises is ten years and provides for payments of interest only, at the rate of 10% per year, until May 2000, at which time the entire principal amount must be repaid to the partnership. The loan also provides for the payment of additional interest upon maturity based upon the increase, if any, in the value of the FFCA Premises, as defined in the loan agreement. FFCA is accruing this additional interest over the term of the loan based on an estimated payment of $1,130,000. Under certain circumstances, FFCA may be required to prepay the loan; however, management does not believe that such circumstances are probable. The loan is secured by land and land improvements, the FFCA Premises and the guaranty of an affiliate. The FFCA Premises, including equipment, amounted to $8,992,000 in 1995 and $9,130,000 in 1994, respectively (net of accumulated depreciation of $2,375,000 and $1,905,000, respectively) and is included in Other Assets in the accompanying financial statements.

         FFCA  provides  certain  accounting,   computer,   investor  and  other
administrative services to its affiliates under a service agreement which provides for a monthly fee based upon the amount of services used by each affiliate. Fees for such services aggregated approximately $760,000 in 1995, $599,000 in 1994 and $469,000 in 1993.

(10)     EMPLOYEE SAVINGS PLAN:
         ---------------------
         The FFCA 401K Plan (the Plan) was established as a savings plan for FFCA's employees who have been employed by FFCA (or its predecessor) for a minimum of six months. The Plan allows employees to make their own contributions through payroll deductions. FFCA matches participating employees' contributions up to six percent of the participating employees' salaries and are subject to years-of-service vesting requirements. Employer matching contributions are made in FFCA stock, which is purchased by the Plan on the open market. Employer contributions totaled $169,000 in 1995 and $70,000 in 1994.

(11)     COMMITMENTS:
         -----------
         In the normal course of business, FFCA makes commitments to extend credit to meet the financing needs of its clients in the chain restaurant industry. FFCA evaluates each client's credit and, based on management's evaluation of the client and the proposed restaurant site, determines the amount of credit to be extended and collateral obtained. The commitments generally have fixed expiration dates or other termination clauses and require payment of a fee by the client. At December 31, 1995, outstanding commitments to extend credit aggregated approximately $130 million.

(12)     QUARTERLY FINANCIAL INFORMATION (Unaudited):
         -------------------------------------------
                                                  Quarter Ended
                                   March 31   June 30  September 30 December 31
                                   --------   --------    --------   --------
                                   (amounts in thousands, except per share data)
1995
----
Revenues                           $ 23,231   $ 24,854    $ 26,524   $ 27,974
Income before extraordinary item     13,707     12,887      13,695     13,504
Net income                           13,707     12,887      13,695     11,040

Income before extraordinary
    item per share                     0.34       0.32        0.34       0.33
Net income per share                   0.34       0.32        0.34       0.27
Dividends per share                $   0.45   $   0.45    $   0.45   $   0.45

Weighted average shares              40,251     40,251      40,251     40,394

1994(a)
-------
Revenues                           $ 22,933   $ 22,734    $ 22,458   $ 22,937
REIT transaction related costs          348     27,197         591         62
Net income (loss)                    13,249    (12,428)     12,134     12,950

Net income (loss) per share            0.33      (0.31)       0.30       0.32
Dividends/distributions per share  $   0.47   $   0.45    $   0.45   $   0.45

 (a) The merger of FFCA with its predecessor companies (see Note 13) was consummated on June 1, 1994. The quarterly information for the first two quarters of 1994 is, in effect, a restatement of the historical operating results of the predecessor companies as if they had been consolidated as of January 1, 1994; however, it does not necessarily present the results of operations as they would have been had FFCA operated as a REIT for those periods. The per share amounts for the same periods were computed as if 40,250,719 shares were outstanding in each quarter. The net loss for the quarter ended June 30, 1994 is attributable to the REIT transaction related costs recognized upon consummation of the merger.


(13)     REIT FORMATION:
         --------------
         FFCA was organized as a Delaware corporation in June 1993 to facilitate the consolidation by merger (the Consolidation) of Franchise Finance Corporation of America I (FFCA I) and eleven public real estate limited partnerships (the Partnerships) with and into FFCA. The Consolidation was effected on June 1, 1994 and was accounted for as a reorganization of affiliated companies under common control in a manner similar to a pooling of interests. Under this method, the assets and liabilities of the Partnerships and FFCA I were carried over at their historical book values and their operations have been recorded on a combined historical basis. The Consolidation did not require any material adjustments to conform the accounting policies of the predecessor companies to that of FFCA; however, certain reclassifications have been made to prior years' financial statements to conform with current year presentation.

         Certain costs incurred to effect the Consolidation and integrate the continuing operations of the separate companies were expensed in 1994 and are included in REIT Transaction Related Costs in the accompanying consolidated statements of income. These expenses included, among other things, the costs of registration, costs of furnishing information to shareholders, fees of underwriters and consultants and the legal fees related to the settlement of the class action litigation in 1994. No monetary consideration was paid to the plaintiffs in connection with the settlement; however, FFCA agreed to pay the attorneys' fees and expenses of plaintiffs' counsel amounting to $800,000.

         FFCA I and investors in the Partnerships who elected to invest in FFCA received shares of common stock of FFCA totaling 40,250,719 shares (fractional shares totaling $918,820 were paid in cash). Certain investors elected to receive variable rate senior notes (the Variable Rate Notes) totaling $10,825,911. Rather than issuing the Variable Rate Notes, FFCA paid to those investors an amount equal to the Variable Rate Notes plus interest at an annualized rate of 5.0625% for the period June 1, 1994 through June 30, 1994. Certain non-real estate assets and liabilities of FFCA I were not included in the Consolidation and, accordingly, were not transferred to FFCA. These amounts are treated as a net distribution upon Consolidation in the accompanying financial statements.

         The consolidated statement of income for the year ended December 31, 1994 includes the operations of the Predecessor Companies combined from the beginning of the year through May 31, 1994 and those of FFCA from June 1, 1994 to December 31, 1994. The financial statements for 1993 have also been restated on a combined basis to provide comparative information. The results of operations of the Predecessor Companies during these periods follow (amounts in thousands):

                               January 1, 1994           Year Ended
                            through  May 31, 1994     December 31, 1993
                             ------------------      ------------------
                                          Net                     Net
 Entity                      Revenues    Income      Revenues    Income
 ------                      --------   -------      --------    ------
 Partnerships                 $37,112   $21,559       $89,659   $53,263
 FFCA I                         5,335    (4,815)       14,048     1,156
 Intercompany eliminations     (4,006)     (180)       (9,918)     (708)
                             --------   -------      --------   -------
      Combined results        $38,441   $16,564       $93,789   $53,711
                             ========   =======      ========   =======

         The results of operations of FFCA I for the period January 1, 1994 through May 31, 1994 include expenses approximating $6 million in connection with the payoff of deferred compensation arrangements and stock compensation paid prior to, and in connection with, the Consolidation. The Partnerships involved in the Consolidation are Hardee's Lease Partners 1980, Insured Income Properties 1981, Insured Income Properties 1982, Insured Income Properties 1983, Insured Income Properties 1984, Insured Income Properties 1985, Insured Income Properties 1986, Insured Income Properties 1988, Insured Pension Investors 1983, Insured Pension Investors 1984 and Insured Pension Investors 1985.

                                                                                                                 SCHEDULE III
                                                                                                                  Page 1 of 2
                                              FRANCHISE FINANCE CORPORATION OF AMERICA
                                        SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                       AS OF DECEMBER 31, 1995

                                          Initial Cost to Company and
                                       Gross Amount at December 31, 1995                       Accumulated Depreciation
                           ----------------------------------------------------------   --------------------------------------

               No. of
U.S. Region   Properties       Land         Buildings     Equipment         Total        Buildings    Equipment       Total
------------  ----------   ------------    ------------  ------------   -------------  ------------- -----------  ------------

Mideast          124       $ 33,721,148    $ 48,442,402   $ 2,037,570   $ 84,201,120   $ 12,709,931  $ 1,801,494  $ 14,511,425
Northeast         74         19,420,778      31,754,103     1,799,507     52,974,388      5,918,115    1,774,307     7,692,422
E.N. Central     194         36,259,953      78,860,545     8,493,283    123,613,781     25,997,131    7,616,780    33,613,911
W.N. Central     114         20,227,559      41,373,341     4,570,945     66,171,845     14,206,473    4,505,191    18,711,664
Southeast        354         83,896,422     125,281,921    10,930,745    220,109,088     37,035,893   10,603,967    47,639,860
Southwest        182         45,299,468      59,181,361     9,032,157    113,512,986     21,030,193    8,624,877    29,655,070
Mountain          95         25,821,588      37,925,608     3,800,772     67,547,968     10,261,734    3,618,526    13,880,260
Pacific          121         39,994,631      25,607,427       846,914     66,448,972      9,680,945      846,914    10,527,859
               -----       ------------    ------------   -----------   ------------   ------------  -------------------------

TOTAL          1,258       $304,641,547    $448,426,708   $41,511,893   $794,580,148   $136,840,415  $39,392,056  $176,232,471
               =====       ============    ============   ===========   ============   ============  ===========  ============

                                                                    SCHEDULE III
                                                                     Page 2 of 2

                    FRANCHISE FINANCE CORPORATION OF AMERICA
                    ----------------------------------------
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
              ----------------------------------------------------
                             AS OF DECEMBER 31, 1995
                             -----------------------
NOTES:
      (1) All property is restaurant property.
      (2) There are no encumbrances on properties.
      (3) The aggregate cost for Federal income tax purposes is approximately $824 million.
      (4) Depreciation is computed over the estimated useful life of 24 to 30 years for the restaurant buildings and improvements and 7 to 8 years for the restaurant equipment.
      (5) Transactions in real estate and equipment and accumulated depreciation during 1995, 1994, and 1993 are summarized as follows:

                                                                    Accumulated
                                                  Cost             Depreciation
                                              -------------       -------------
Balance, December 31, 1992                    $ 685,337,795       $ 153,048,265

      Acquisitions                                6,980,118                  --
      Cost of real estate sold                  (18,166,362)         (3,446,266)
      Cost of equipment sold                    (12,304,998)        (10,738,037)
      Impairment loss                              (270,000)                 --
      Depreciation expense                               --          20,489,917
                                              -------------       -------------

Balance, December 31, 1993                      661,576,553         159,353,879

      Acquisitions                               48,233,127                  --
      Repossessed equipment                         119,681                  --
      Cost of real estate sold                  (19,907,230)         (4,098,224)
      Cost of equipment sold                     (7,296,677)         (6,472,931)
      Impairment loss                            (1,600,000)                 --
      Depreciation expense                               --          20,786,738
                                              -------------       -------------

Balance, December 31, 1994                      681,125,454         169,569,462

      Acquisitions                              143,261,856                  --
      Cost of real estate sold                  (17,992,221)         (4,952,630)
      Cost of equipment sold                     (8,399,941)         (7,850,715)
      Impairment loss                            (3,415,000)                 --
      Depreciation expense                               --          19,466,354
                                              -------------       -------------

Balance, December 31, 1995                    $ 794,580,148       $ 176,232,471
                                              =============       =============

                                              FRANCHISE FINANCE CORPORATION OF AMERICA                             SCHEDULE IV
                                              ----------------------------------------                             Page 1 of 2
                                              SCHEDULE OF MORTGAGE LOANS ON REAL ESTATE
                                              -----------------------------------------
                                                       AS OF DECEMBER 31, 1995
                                                       -----------------------
                                           No. of          Face Amount  Carrying Amount    Interest          Maturity Date
U.S. Region   Original Loan Amount   Financed Properties  of Mortgages   of Mortgages     Rate Range             Range
-----------   --------------------   -------------------  ------------   ------------   --------------   ---------------------
Southeast             $31,244,960             62          $ 31,244,960   $ 30,422,988            10.5%               Oct. 2014
                        1,755,040              4             1,755,040      1,722,939            10.5%               Oct. 2014
                   under $500,000             53            10,450,858      8,407,311   10.75% - 13.5%   Jul. 1999 - Dec. 2015
              $501,000-$1,000,000             20            14,195,853     13,679,918    10.0% - 11.5%   Jan. 2000 - Jan. 2016
                  over $1,000,000             13            15,455,935     15,283,445    10.5% - 11.5%   Jun. 2015 - Jan. 2016
                                                          ------------   ------------
                                                            73,102,646     69,516,601
                                                          ------------   ------------
Mideast            under $500,000              9             2,602,491      2,472,703    11.0% - 12.5%   Nov. 1997 - Jun. 2015
              $501,000-$1,000,000             17            12,932,652     11,744,552    10.5% - 13.5%   Jul. 2001 - Jan. 2016
                  over $1,000,000              2             3,089,660      1,577,965    10.0% - 14.5%   Oct. 1999 - Oct. 2000
                                                          ------------   ------------
                                                            18,624,803     15,795,220
                                                          ------------   ------------
Northeast          under $500,000             24             4,170,000      4,000,245    11.0% - 11.5%   Apr. 2003 - Jul. 2003
              $501,000-$1,000,000              1               645,230        462,271            13.5%               Oct. 2001
                  over $1,000,000              3             4,126,175      4,107,185            11.5%   Sep. 2015 - Nov. 2015
                                                          ------------   ------------
                                                             8,941,405      8,569,701
                                                          ------------   ------------
E.N. Central       under $500,000             19             5,740,333      5,341,551     8.0% - 12.5%   Nov. 1997 - Jun. 2015
              $501,000-$1,000,000             28            18,609,839     17,787,885     8.0% - 15.0%   Oct. 1999 - Jan. 2016
                  over $1,000,000              5             6,670,028      5,505,862    10.5% - 11.5%   Nov. 2001 - Nov. 2015
                                                          ------------   ------------
                                                            31,020,200     28,635,298
                                                          ------------   ------------
W.N. Central       under $500,000             24             3,366,221      2,723,256    10.0% - 12.5%   Nov. 1999 - Jan. 2016
              $501,000-$1,000,000             34            25,409,586     20,825,467    10.0% - 13.5%   Jun. 2001 - Jan. 2016
                  over $1,000,000              4             4,771,136      2,841,561   10.75% - 11.0%   Dec. 2001 - Jan. 2007
                                                          ------------   ------------
                                                            33,546,943     26,390,284
                                                          ------------   ------------
Southwest          under $500,000             22             5,321,355      4,097,479    11.0% - 12.5%   Nov. 1997 - Apr. 2015
              $501,000-$1,000,000             18            13,960,668     13,711,765    11.0% - 13.5%    May 2002 - Jul. 2017
                  over $1,000,000              9            10,086,632      9,824,626            11.0%               Jul. 2017
                                                          ------------   ------------
                                                            29,368,655     27,633,870
                                                          ------------   ------------
Mountain           under $500,000              9             3,253,254      2,950,207    11.0% - 11.5%   Feb. 2000 - Apr. 2015
              $501,000-$1,000,000             10             7,479,662      6,302,046     8.0% - 14.5%   Mar. 2001 - Jan. 2016
                  over $1,000,000              6             6,599,344      5,277,451    11.0% - 11.5%   Jan. 2005 - Jan. 2016
                                                          ------------   ------------
                                                            17,332,260     14,529,704
                                                          ------------   ------------
Pacific            under $500,000             28             6,958,160      5,260,243            11.5%                May 2005
              $501,000-$1,000,000              2             1,143,553        990,131    11.0% - 11.5%    May 2005 - Oct. 2005
                  over $1,000,000              2             2,478,400      2,165,626    10.6% - 11.0%   Jun. 2008 - Apr. 2015
                                            ----          ------------   ------------
                                                            10,580,113      8,416,000
                                                          ------------   ------------
                            TOTAL            428          $222,517,025   $199,486,678
                                             ===          ============   ============
                                                                F-17

                                                                     SCHEDULE IV
                                                                     Page 2 of 2
                    FRANCHISE FINANCE CORPORATION OF AMERICA
                    ----------------------------------------
                    SCHEDULE OF MORTGAGE LOANS ON REAL ESTATE
                    -----------------------------------------
                             AS OF DECEMBER 31, 1995
                             -----------------------

NOTES:

      (1) Generally, loans are first mortgages for restaurant land, buildings and/or equipment.
      (2) Principal and interest are payable at level amounts to maturity.
      (3) For mortgages where the land is under a ground lease, there are generally no provisions for prepayment of the mortgage loans in whole or in part, except upon sale of the related property.
      (4) There are no prior liens.
      (5) The aggregate cost for Federal income tax purposes is approximately $207 million.
      (6) Transactions in mortgage loans on real estate during 1995, 1994 and 1993 are summarized as follows:

Balance, December 31, 1992                                        $  42,037,782
      Additions during period:
          New mortgage loans                                          9,980,896
          Deferred gain, net of gain recognized                      (3,094,823)
      Deductions during period:
          Collections of principal                                   (1,997,753)
          Mortgage payoffs                                           (5,414,745)
          Foreclosures                                               (3,378,523)
          Increase in provision for uncollectible accounts              (41,436)
                                                                  -------------

Balance, December 31, 1993                                           38,091,398
      Additions during period:
          New mortgage loans                                         36,641,734
          Deferred gain, net of gain recognized                        (513,306)
          Unamortized loan fees, net of amortization                   (261,321)
      Deductions during period:
          Collections of principal                                   (2,149,648)
          Mortgage payoffs                                           (5,344,918)
          Foreclosures                                                 (119,681)
          Conversion of mortgage loans to notes                        (364,124)
                                                                  -------------

Balance, December 31, 1994                                           65,980,134
      Additions during period:
          New mortgage loans                                        141,788,744
          Deferred gain, net of gain recognized                      (2,714,965)
          Unamortized loan fees, net of amortization                 (1,228,717)
      Deductions during period:
          Collections of principal                                   (3,381,980)
          Mortgage payoffs                                             (489,405)
          Conversion of mortgage loans to notes                        (467,133)
                                                                  -------------

Balance, December 31, 1995                                        $ 199,486,678
                                                                  =============
                                      F-18

                    FRANCHISE FINANCE CORPORATION OF AMERICA


                    ----------------------------------------
                                  Exhibit Index
                    ----------------------------------------

The following is a complete list of exhibits filed as part of this Form 10-K. For electronic filing purposes only, this report contains Exhibit 27, Financial Data Schedule. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-K.

Exhibit No.                      Description
----------                       -----------

3.02                Amended and Restated Bylaws of the Company(1)

3.03                Restated Certificate of Incorporation of the Company(2)

4.01 Indenture dated as of November 21, 1995 relating to the 7% Senior Notes due 2000 and the 7 7/8% Senior Notes due 2005(3)

4.02                Specimen of Common Stock Certificate(1)

10.01 Acquisition, Construction and Term Loan Agreement, dated as of December 29, 1988, by and between Franchise Finance Corporation of America and Scottsdale Land Trust Limited Partnership(1)

10.02 Promissory Note dated December 29, 1988, executed by Franchise Finance Corporation of America in favor of Scottsdale Land Trust Limited Partnership in the principal amount of $8,500,000(1)

10.09 Revolving Acquisition Loan Agreement, dated as of July 22, 1994, between Franchise Finance Corporation of America and Nomura Asset Capital Corporation(2)

10.10 Termination Agreement dated December 28, 1995, between Franchise Finance Corporation of America, Nomura Asset Capital Corporation and the other signatories thereto, terminating the Revolving Acquisition Loan Agreement, dated as of July 22, 1994*

10.11 1995 Stock Option and Incentive Plan of Franchise Finance Corporation of America*

21.01               Subsidiaries of the Registrant*

23.01               Consent of Arthur Andersen LLP*

99.01 Credit Agreement dated as of December 27, 1995 among Franchise Finance Corporation of America, Certain Lenders and NationsBank of Texas, N.A., providing a credit facility in the principal amount of $200,000,000 (the "Credit Agreement")(4)

99.02               Guaranty  Agreement  executed in connection  with the Credit
                    Agreement(4)

99.03               Promissory  Note  executed  in  connection  with the  Credit
                    Agreement(4)

99.04 Subordination Agreement executed in connection with the Credit Agreement(4)

99.05 Subordination Agreement executed in connection with the Credit Agreement(4)

---------------
*Filed herewith.
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-4 and amendments thereto, registration number 33-65302, as filed with the Securities and Exchange Commission.
(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the Securities and Exchange Commission.
(3) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated November 24, 1995, as filed with the Securities and Exchange Commission.
(4) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated January 25, 1996, as filed with the Securities and Exchange Commission.