Form 10-Q
period 1996-03-31
FRANCHISE FINANCE CORP OF AMERICA
filed 1996-05-15
CIK 908527

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


       (Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended       March 31, 1996
                                     ---------------------------

       [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF        1934

       For the transition period from                     to
                                     ---------------------  ------------------


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

                              The Perimeter Center
                           17207 North Perimeter Drive
                            Scottsdale, Arizona 85255
- --------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


Registrants' telephone number including area code         (602) 585-4500
                                                 -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X       No
                                 ------       ------

Number of shares outstanding of each of the issuer's classes of common stock as of May 1, 1996:

Common Stock, $0.01 par value                                      40,350,849
- -----------------------------                                   ----------------
          Class                                                 Number of Shares

PART 1 - FINANCIAL INFORMATION
    Item l.  Financial Statements.
    -------  ---------------------

                    FRANCHISE FINANCE CORPORATION OF AMERICA

       CONSOLIDATED BALANCE SHEETS - MARCH 31, 1996 AND DECEMBER 31, 1995
                    (Amounts in thousands except share data)
                                   (Unaudited)

                                                                                      March 31,            December 31,
                                                                                        1996                  1995
                                                                                      ---------            ------------
                                     ASSETS
                                     ------
Investments:
    Investments in Real Estate, at cost:
       Land                                                                           $ 315,403             $ 304,641
       Buildings and Improvements                                                       461,402               448,427
       Equipment                                                                         39,576                41,512
                                                                                      ---------             ---------
                                                                                        816,381               794,580
       Less-Accumulated Depreciation                                                    176,344               176,232
                                                                                      ---------             ---------
           Net Real Estate Investments                                                  640,037               618,348

    Mortgage Loans Receivable                                                           216,457               199,486
                                                                                      ---------             ---------
           Total Investments                                                            856,494               817,834

Cash and Cash Equivalents                                                                 1,758                 2,067
Accounts and Notes Receivable, net of allowances
    of $2,300 in 1996 and $2,000 in 1995                                                 10,952                 6,820
Other Assets                                                                             17,960                16,783
                                                                                      ---------             ---------

           Total Assets                                                               $ 887,164             $ 843,504
                                                                                      =========             =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Liabilities:
    Accounts Payable and Accrued Expenses                                           $     8,276           $     5,608
    Dividends Payable                                                                    18,158                18,133
    Senior Unsecured Notes due 2000 - 2005                                              198,765               198,702
    Other Unsecured Notes Payable (Note 1)                                               59,661                  -
    Unsecured Notes Payable to Bank                                                      95,000               110,000
    Mortgage Payable to Affiliate                                                         8,500                 8,500
    Rent Deposits                                                                         5,581                 5,630
    Other Liabilities                                                                     2,685                 3,114
                                                                                      ---------             ---------

           Total Liabilities                                                            396,626               349,687
                                                                                      ---------             ---------

Shareholders' Equity:
    Common Stock, par value $.01 per share, authorized 200 million shares, issued and outstanding 40,350,849 shares in 1996 and
       40,294,822 shares in 1995                                                            404                   403
    Capital in excess of par value                                                      548,579               547,478
    Cumulative Net Income                                                                74,447                60,670
    Cumulative Dividends                                                               (132,892)             (114,734)
                                                                                      ---------             ---------

           Total Shareholders' Equity                                                   490,538               493,817
                                                                                      ---------             ---------

           Total Liabilities and Shareholders' Equity                                 $ 887,164             $ 843,504
                                                                                      =========             =========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                    (Amounts in thousands except share data)
                                   (Unaudited)




                                                      1996              1995
                                                    -------           --------

REVENUES:
      Rental                                         $23,120           $20,730
      Mortgage Loan Interest                           5,984             1,964
      Investment Income and Other                        563               537
                                                    --------          --------

                                                      29,667            23,231
                                                    --------          --------


EXPENSES:
      Depreciation and Amortization                    5,128             5,275
      Operating, General and Administrative            3,464             2,896
      Property Costs                                     550               299
      Interest                                         6,509             2,013
      Related Party Interest                             243               240
                                                    --------          --------

                                                      15,894            10,723
                                                    --------          --------

Income Before Gain on Sale of Property                13,773            12,508
      Gain on Sale of Property                             4             1,199
                                                    --------          --------

Net Income                                           $13,777           $13,707
                                                     =======           =======

Net Income Per Share                                    $.34              $.34
                                                        ====              ====



Weighted Average Common and Common
      Equivalent Shares Outstanding               40,424,902        40,250,719
                                                  ==========        ==========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                             (Amounts in thousands)
                                   (Unaudited)

                                               Capital in
                                     Common    Excess of    Cumulative    Cumulative
                                     Stock     Par Value    Net Income    Dividends      Total
                                     -----     ---------    ----------    ---------     --------

BALANCE, December 31, 1995            $403      $547,478      $60,670      $(114,734)   $493,817

    Capital contributions -
      dividend reinvestment plan         1         1,101         -             -           1,102

    Net income                         -            -          13,777          -          13,777

    Dividends declared -
      $.45 per share                   -            -            -           (18,158)    (18,158)
                                      ----      --------      -------      ---------    --------

BALANCE, March 31, 1996               $404      $548,579      $74,447      $(132,892)   $490,538
                                      ====      ========      =======      =========    ========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                             (Amounts in thousands)
                                   (Unaudited)

                                                                      1996                1995
                                                                    ---------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $ 13,777            $ 13,707
   Adjustments to net income:
       Depreciation and amortization                                    5,128               5,275
       Gain on sale of property                                            (4)             (1,199)
       Provision for uncollectible mortgages and notes                    712                -
       Other                                                            2,167               1,403
                                                                    ---------           ---------

          Net cash provided by operating activities                    21,780              19,186
                                                                    ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property                                            (31,768)            (38,036)
   Investment in mortgage loans                                       (18,847)             (4,731)
   Investment in notes receivable                                      (4,280)             (1,200)
   Improvement of property                                               (250)                (26)
   Proceeds from sale of property                                       5,093               2,460
   Receipt of mortgage payoffs                                             40                -
   Collection of mortgage principal                                     1,971                 602
                                                                    ---------           ---------

          Net cash used in investing activities                       (48,041)            (40,931)
                                                                    ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                     (18,133)            (18,113)
   Capital contributions - dividend reinvestment plan                   1,102                -
   Proceeds from bank borrowings                                       46,000              36,000
   Proceeds from issuance of other unsecured notes                     59,655                -
   Repayment of bank borrowings and loan fees                         (62,672)               -
                                                                    ---------           ---------

          Net cash provided by financing activities                    25,952              17,887
                                                                    ---------           ---------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                                           (309)             (3,858)

CASH AND CASH EQUIVALENTS, beginning of period                          2,067              12,095
                                                                    ---------           ---------

CASH AND CASH EQUIVALENTS, end of period                            $   1,758           $   8,237
                                                                    =========           =========


Supplemental Disclosure of Noncash Activities:
   Mortgage loan obtained as part of property sale proceeds,
       net of deferred gain                                              $418               $ -
                                                                         ====               ===

                    FRANCHISE FINANCE CORPORATION OF AMERICA
                    ----------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                 MARCH 31, 1996
                                 --------------



(1)  OTHER UNSECURED NOTES:
     ----------------------

         In February 1996, FFCA issued unsecured notes consisting of $30 million of 6.78% notes due February 20, 2002 and $30 million of 7.02% notes due February 20, 2003, with related discounts totaling $162,000 and $177,000, respectively, at March 31, 1996. Interest on the notes is payable semi-annually in arrears on each May 30 and November 30, commencing May 30, 1996, with principal due at maturity. The proceeds of the unsecured notes were used to pay down FFCA's revolving acquisition line of credit. The notes may not be redeemed prior to their respective maturities.

Part I -- Financial Information
- -------------------------------


Item 2.   Management's Discussion and Analysis of
          ---------------------------------------
          Financial Condition and Results of Operations
          ---------------------------------------------

General
- -------

Franchise Finance Corporation of America (FFCA) is a fully integrated and self-administered real estate investment trust (REIT) which invests in chain restaurant real estate throughout the United States. FFCA provides financing to chain restaurant operators with experienced management in established restaurant chains principally through sale and leaseback transactions and participating mortgage loans. FFCA and its predecessor companies have provided financing to the chain restaurant industry since 1981. FFCA's portfolio of properties is diversified by tenant, restaurant concept and geographic location. At March 31, 1996, FFCA's portfolio included 1,550 restaurant properties operated by approximately 400 restaurant operators in over 35 chains in 46 states.

Liquidity and Capital Resources
- -------------------------------

Rental and mortgage loan interest revenue generated by this portfolio of properties has, and will continue to, comprise the majority of the cash generated from operations. Net cash provided by operations was $21.8 million in 1996 as compared to $19.2 million in 1995. Cash generated from operations is held in temporary investment securities pending distribution to the shareholders in the form of quarterly dividends. This cash also may be used on an interim basis to fund investments in portfolio properties.

During the quarter ended March 31, 1996, FFCA acquired or financed 58 restaurant properties totaling approximately $55 million. These portfolio properties were funded by cash generated from operations and proceeds from bank borrowings. During the quarter, FFCA sold 16 properties and related equipment, three of which represented the lessees' exercise of their purchase option on the properties. One additional purchase option exercised by the lessee was financed by FFCA as a mortgage loan. Cash proceeds from these sales, the collection of mortgage loan principal payments and the receipt of mortgage loan payoffs, approximating $7 million in total, were used to partially fund new portfolio investments in 1996. Property investments net of sale proceeds increased to $48 million in 1996 from $41 million in 1995, reflecting FFCA's continuing focus on the growth of the portfolio through real estate investments.

Currently, FFCA's primary source of funding for new investments is a $250 million unsecured acquisition loan facility obtained from NationsBank in December 1995. This two-year revolving credit facility bears annual interest (payable monthly) at LIBOR (London Interbank Offered Rate) plus 1.5%, as compared to the prior loan facility's original rate of LIBOR plus 2.25% during 1995. The interest rate in effect at March 31, 1996 was 6.94%. This variable rate acquisition loan facility is periodically paid down through the issuance of fixed rate debt.

In February 1996, FFCA issued unsecured notes consisting of $30 million of 6.78% notes due February 20, 2002 and $30 million of 7.02% notes due February 20, 2003. Interest on these fixed rate notes is payable semi-annually in arrears on each May 30 and November 30, commencing May 30, 1996, with principal due at maturity. The notes may not be redeemed prior to their respective maturities. The proceeds of the unsecured notes were used to pay down the revolving credit facility discussed above.

At March 31, 1996, FFCA had cash and cash equivalents totaling $1.8 million and $155 million available on its revolving credit facility. FFCA's anticipated investments include commitments made to several large restaurant operators including Arby's, Fuddruckers, Applebee's, Burger King and Wendy's to acquire or finance (subject to FFCA's customary underwriting procedures) approximately 215 restaurant properties over the next twelve months. These commitments totaled aproximately $215 million as of March 31, 1996. FFCA anticipates funding these specific commitments, and other investments in restaurant properties, through amounts available through its revolving credit facility, issuance of additional unsecured debt or issuance of additional equity securities of FFCA.

FFCA declared a first quarter dividend of $.45 per share, or $1.80 per share on an annualized basis, payable on May 20, 1996 to shareholders of record on May 10, 1996. Management of FFCA believes that cash generated from operations will be sufficient to meet operating requirements and provide the level of shareholder dividends required to maintain its status as a REIT.

Results of Operations
- ---------------------

Total revenues for the quarter ended March 31, 1996 rose to $29.7 million from $23.2 million for the comparable quarter of 1995. Portfolio investments were the primary source of revenue increases, despite the sale of 34 properties in the past 12 months. Portfolio investments in the first quarter of 1996, totaling approximately $55 million, are represented by approximately $19 million in mortgage loans, approximately $32 million in property subject to operating leases and approximately $4 million in unsecured notes receivable. Since these investments occurred throughout the quarter, their weighted average balance in the first quarter is equivalent to approximately $19 million of investments and the impact of these 1996 investments on rental revenue and mortgage interest income will not be fully reflected until the second quarter of 1996. Lease and loan base rates on new investments ranged from approximately 10% to 11.5%, with a weighted average rate of 10.6%. Both the leases and participating mortgage loans generally provide for contingent revenues based on a percentage of the gross sales of the related restaurants.

Rental revenues include both rental payments received from lessees and rent guaranty insurance payments. Rental revenue collected under the rent guaranty insurance policies for the first quarter of 1996 decreased to $547,000 from $1 million in the first quarter of 1995 due to expiring rent insurance policies. Rent guaranty insurance policies covering FFCA's properties will continue to expire at various dates, with the majority of the policies expiring in 1998; therefore, rental revenue from rent guaranty insurance for the remainder of 1996 is expected to be lower than in 1995.

The restaurant leases and loans generally provide that lessees make monthly payments equal to the greater of a fixed base rate or a percentage of the gross sales of the restaurants. Percentage rentals approximated $1.1 million for the first quarter of 1996 which remains unchanged from the first quarter of 1995.

FFCA reported net gains totaling $4,000 on the sale of sixteen restaurant properties during the quarter, as compared to a net gain of $1.2 million on the sale of four properties during the quarter ended March 31, 1995. Of the sixteen properties sold during the quarter, twelve were properties that had been underperforming or vacant and the sale of these properties will result in a savings of over $100,000 in 1996 in property tax and other property related expenses.

The remaining revenues in 1996 and 1995 are primarily attributable to interest earned on temporary investments and fees charged to affiliates for administrative services performed. These revenues remained unchanged between quarters.

The increase in interest expense from $2 million in 1995 to $6.5 million in 1996 is due to the use of borrowings in the last twelve months for the investment in restaurant properties. Although FFCA's cost of borrowings is expected to continue to be lower in 1996 than in 1995, debt and related interest expense will be higher than 1995 amounts as a result of increased borrowings for continued portfolio investment.

Operating, general and administrative expenses reflected a net increase of approximately $570,000, or 20%. During the quarter, FFCA provided reserves of $300,000 on certain unsecured receivables and $400,000 on certain mortgage loans related primarily to two restaurant operators whose performance indicated that the carrying amount of these assets may not be fully recoverable. Underperforming leases and loans are administered by FFCA's property management and legal services personnel who maximize recovery through a combination of payment restructurings, property dispositions and tenant substitutions.

Income before gain on the sale of property rose to $13.8 million in 1996 from $12.5 million in 1995 primarily due to the growth of FFCA's portfolio in the preceeding twelve months. After considering the decrease in gain on the sale of property from $1.2 million in 1995 to $4,000 in 1996, FFCA reported net income of $13.8 million, or $.34 per share for the quarter ended March 31, 1996 which was unchanged from the quarter ended March 31, 1995.

Tenant Concentration
- --------------------

During the three months ended March 31, 1996 and 1995, one lessee, Foodmaker, Inc. ("Foodmaker"), accounted for approximately 11% and 14%, respectively, of total rental and mortgage loan interest revenues of FFCA. Foodmaker operates and franchises Jack In The Box restaurants. The relative decrease in the percentage of FFCA's revenue from Foodmaker between 1995 and 1996 is due to the fact that FFCA's portfolio is growing and Foodmaker is becoming a relatively smaller portion of the entire portfolio. This decrease is expected to continue. The following table represents selected financial data of Foodmaker, Inc. and Subsidiaries as reported by Foodmaker in its January 21, 1996 Form 10-Q.

                        Foodmaker, Inc. and Subsidiaries
                       Selected Financial Data (unaudited)
                      (in thousands except per share data)

      Unaudited Consolidated Balance Sheet Data:
                                                                January 21, 1996         October 1, 1995
                                                                ----------------         ---------------
      Current Assets                                               $115,716                $  97,889
      Noncurrent Assets                                             559,361                  564,785
      Current Liabilities                                           138,576                  132,017
      Noncurrent Liabilities                                        500,558                  499,404

      Unaudited Consolidated Statements of Operations Data:
                                                                          Sixteen Weeks Ended
                                                                -----------------------------------------
                                                                January 21, 1996         January 22, 1995
                                                                ----------------         ----------------
      Gross Revenues                                               $330,630                 $293,680
      Costs and Expenses (including taxes)                          325,940                  365,971
                                                                   --------                 --------
      Net Earnings (Loss)                                          $  4,690                 $(72,291)
                                                                   ========                 ========

      Net earnings (loss ) per share - primary and fully diluted       $.12                   $(1.87)
                                                                       ====                   ======

Revenues increased $36.9 million, or 12.6%, to $330.6 million in 1996 from $293.7 million in 1995 due to an increase in restaurant sales, offset in part by a decline in distribution sales.

Sales by Foodmaker-operated Jack In The Box restaurants increased $38.5 million. The sales improvement is primarily due to an increase in the average number of Foodmaker-operated restaurants to 866 in 1996 from 811 in 1995, and in part by an increase in per store average sales for comparable restaurants of approximately 10.9%. Distribution sales of food and supplies declined approximately $2.7 million primarily due to a $5.2 million decline in sales to Family Restaurants, Inc. (FRI) and others, offset by an increase in sales to franchisees.

Foodmaker recorded a loss in 1995 relating to its equity in FRI of $57.2 million, most of which was the result of the complete write-down of its investment in FRI due to the write-off by FRI of the goodwill attributable to its Chi-Chi's Mexican restaurant chain. FRI's management determined that it would be unlikely that the company would recover the goodwill of its Chi-Chi's Mexican restaurants as a result of negative publicity regarding the nutritional value of Mexican food. Restaurant operating costs for Jack In The Box increased principally due to the increase in average number of Foodmaker-operated restaurants and variable costs associated with increased sales. These costs declined as a percentage of sales in 1996 in comparison to the similar period in 1995. Selling, general and administrative expenses for Jack In The Box decreased $4.5 million principally due to the inclusion of an $8 million settlement with its stockholders in the first quarter of 1995. Advertising and promotion costs increased $4.4 million in comparison to the similar period in 1995 due to costs of aggressive promotions and increased advertising related to higher sales in 1996.

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


Part II -- Other Information
- ----------------------------

Item 6.  Exhibits and Reports on Form 8-K.

         (a) The following is a complete list of exhibits filed as part of this Form 10-Q. For electronic filing purposes only, this report contains Exhibit 27, Financial Data Schedule. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.


         99.1 First amendment to credit agreement among Franchise Finance Corporation of America, Certain Lenders and NationsBank of Texas, N.A. as Administrative Lender

(b) During the quarter covered by this report, FFCA filed the following reports on Form 8-K:

                Form 8-K dated January 25, 1996
                       Item 5. Other Events--$200,000,000 Credit Agreement with NationsBank of Texas, N.A.
                       Item 7. Financial Statements and Exhibits--Credit Agreement, Guaranty Agreement, Promissory Note and Subordination Agreements

                Form 8-K dated February 14, 1996
                       Item 5. Other Events--Distribution Agreement with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, NationsBanc Capital Markets, Inc. and Smith Barney Inc. related to Medium-Term Notes
                       Item 7. Financial Statements and Exhibits--Distribution Agreement, Legal
                                Opinion of Kutak Rock, and Officer's Certificate

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 FRANCHISE FINANCE CORPORATION OF AMERICA

Date:  May 14, 1996                    By /s/ John R. Barravecchia
                                   ---------------------------------------------
                                   John R. Barravecchia, Chief Financial Officer and Treasurer



Date:  May 14, 1996                    By /s/ Catherine F. Long
                                   ---------------------------------------------
                                   Catherine F. Long, Vice President Finance
                                   and Principal Accounting Officer

                                  EXHIBIT INDEX

The following is a complete list of exhibits filed as part of this Form 10-Q. For electronic filing purposes only, this report contains Exhibit 27, Financial Data Schedule. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-K.
                                                                   Sequentially
Exhibit No.                         Description                    Numbered Page
- -----------                         -----------                    -------------

  99.1 First amendment to credit agreement among Franchise Finance Corporation of America,
                   Certain  Lenders and NationsBank of Texas,
                   N.A. as Administrative Lender