Form 10-Q
period 1996-06-30
FRANCHISE FINANCE CORP OF AMERICA
filed 1996-08-14
CIK 908527

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1996
                                        ----------------------------------------

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from          _____________________ to________________


                             Commission file number
                                     1-13116


                    FRANCHISE FINANCE CORPORATION OF AMERICA
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                       86-0736091
- -------------------------------------------------------------------------------
         (State of Incorporation)                            (I.R.S. Employer
                                                          Identification Number)

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

                                      Yes     X       No
                                           ------         ------

Number of shares outstanding of each of the issuer's classes of common stock as of May 1, 1996:

      Common Stock, $0.01 par value                           40,406,652
      -----------------------------                        ----------------
                    Class                                  Number of Shares

PART 1 - FINANCIAL INFORMATION
    Item l.  Financial Statements.
    -------  ---------------------

                    FRANCHISE FINANCE CORPORATION OF AMERICA

          CONSOLIDATED BALANCE SHEETS - JUNE 30, 1996 DECEMBER 31, 1995
                    (Amounts in thousands except share data)
                                   (Unaudited)

                                                                                      June 30,           December 31,
                                                                                        1996                 1995
                                                                                      ---------          ------------
                                     ASSETS
Investments:
    Investments in Real Estate, at cost:
       Land                                                                           $ 317,913             $ 304,641
       Buildings and Improvements                                                       461,299               448,427
       Equipment                                                                         36,380                41,512
                                                                                      ---------             ---------
                                                                                        815,592               794,580
       Less-Accumulated Depreciation                                                    175,467               176,232
                                                                                      ---------             ---------
           Net Real Estate Investments                                                  640,125               618,348

    Mortgage Loans Receivable                                                            58,721               199,486
    Investment Securities (Note 1)                                                       30,763                  -
                                                                                      ---------             ---------
           Total Investments                                                            729,609               817,834

Cash and Cash Equivalents                                                                69,078                 2,067
Notes and Accounts Receivable, net of allowances
    of $2,200 in 1996 and $2,000 in 1995                                                  9,775                 6,820
Other Assets                                                                             17,142                16,783
                                                                                      ---------             ---------

           Total Assets                                                               $ 825,604             $ 843,504
                                                                                      =========             =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Accounts Payable and Accrued Expenses                                             $   7,225             $   5,608
    Dividends Payable                                                                    18,183                18,133
    Senior Unsecured Notes due 2000 - 2005                                              198,829               198,702
    Other Unsecured Notes Payable (Note 2)                                               59,674                  -
    Unsecured Notes Payable to Bank                                                      29,500               110,000
    Mortgage Payable to Affiliate                                                         8,500                 8,500
    Rent Deposits                                                                         5,571                 5,630
    Other Liabilities                                                                     2,670                 3,114
                                                                                      ---------             ---------

           Total Liabilities                                                            330,152               349,687
                                                                                      ---------             ---------

Shareholders' Equity:
    Common Stock,  par value  $.01 per share,  authorized  200  million  shares, issued and outstanding 40,406,652 shares in 1996 and
       40,294,822 shares in 1995                                                            404                   403
    Capital in excess of par value                                                      549,782               547,478
    Cumulative Net Income                                                                96,341                60,670
    Cumulative Dividends                                                               (151,075)             (114,734)
                                                                                      ---------             ---------

           Total Shareholders' Equity                                                   495,452               493,817
                                                                                      ---------             ---------

           Total Liabilities and Shareholders' Equity                                 $ 825,604             $ 843,504
                                                                                      =========             =========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                    (Amounts in thousands except share data)
                                   (Unaudited)

                                          Three Months        Three Months       Six Months        Six Months
                                             Ended               Ended             Ended             Ended
                                            6/30/96             6/30/95           6/30/96           6/30/95
                                          ------------        ------------       ----------        ----------
REVENUES:
      Rental                                  $23,488           $21,410            $46,608            $42,140
      Mortgage Loan Interest                    7,049             2,897             13,033              4,861
      Investment Income and Other                 671               547              1,234              1,084
                                              -------           -------            -------            -------

                                               31,208            24,854             60,875             48,085
                                              -------           -------            -------            -------

EXPENSES:
      Depreciation and Amortization             5,103             5,221             10,231             10,496
      Operating, General and
        Administrative                          3,413             2,704              6,877              5,600
      Property Costs                              669               501              1,219                800
      Interest                                  6,975             3,316             13,484              5,329
      Related Party Interest                      243               240                486                480
                                              -------           -------            -------            -------

                                               16,403            11,982             32,297             22,705
                                              -------           -------            -------            -------

Income Before Gain on Sale of Property         14,805            12,872             28,578             25,380
Gain on Sale of Property (Note 1)               7,089                15              7,093              1,214
                                              -------           -------            -------            -------

Net Income                                    $21,894           $12,887            $35,671            $26,594
                                              =======           =======            =======            =======

Net Income Per Share                             $.54              $.32               $.88               $.66
                                                 ====              ====               ====               ====


Weighted Average Common and
      Common Equivalent Shares
      Outstanding                          40,486,014        40,250,719         40,455,444         40,250,719
                                           ==========        ==========         ==========         ==========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                             (Amounts in thousands)
                                   (Unaudited)

                                             Capital in
                                    Common    Excess of  Cumulative   Cumulative
                                     Stock    Par Value  Net Income    Dividends         Total
                                     -----    ---------  ----------    ---------         -----
BALANCE, December 31, 1995            $403     $547,478    $60,670      $(114,734)    $493,817

    Capital contributions -
      dividend reinvestment plan         1        2,304       -             -            2,305

    Net income                         -           -        35,671          -           35,671

    Dividends declared -
      $.90 per share                   -           -          -           (36,341)     (36,341)
                                      ----     --------    -------      ---------     --------

BALANCE, June 30, 1996                $404     $549,782    $96,341      $(151,075)    $495,452
                                      ====     ========    =======      =========     ========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                             (Amounts in thousands)
                                   (Unaudited)

                                                                          1996                    1995
                                                                       ------------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                          $   35,671            $   26,594
     Adjustments to net income:
        Depreciation and amortization                                        10,231                10,496
        Gain on sale of property                                             (7,093)               (1,214)
        Provision for uncollectible mortgages and notes                       1,424                  -
        Other                                                                 1,311                 1,764
                                                                         ----------            ----------

           Net cash provided by operating activities                         41,544                37,640
                                                                         ----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property                                                (44,561)              (67,022)
     Investment in mortgage loans                                           (38,565)              (74,367)
     Investment in notes receivable                                          (4,280)               (1,200)
     Improvement of property                                                   (382)                  (40)
     Proceeds from securitization transaction (Note 1)                      151,720                  -
     Proceeds from sale of property                                          11,057                 5,258
     Receipt of mortgage payoffs                                              3,289                   413
     Collection of mortgage principal                                         3,692                 1,305
                                                                         ----------            ----------

           Net cash provided by (used in) investing activities               81,970              (135,653)
                                                                         ----------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends paid                                                         (36,291)              (36,226)
     Capital contributions - dividend reinvestment plan                       2,305                  -
     Proceeds from bank borrowings                                           70,500               125,000
     Repayment of bank borrowings and loan fees                            (152,672)                 -
     Proceeds from issuance of other unsecured notes                         59,655                  -
                                                                         ----------            ----------

           Net cash provided by (used in) financing activities              (56,503)               88,774
                                                                         ----------            ----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                        67,011                (9,239)

CASH AND CASH EQUIVALENTS, beginning of period                                2,067                12,095
                                                                         ----------            ----------

CASH AND CASH EQUIVALENTS, end of period                                 $   69,078            $    2,856
                                                                         ==========            ==========


Supplemental Disclosure of Noncash Activities:
     Investment in securities resulting from securitization (Note 1)        $30,763              $ -
                                                                            =======              =====
     Mortgage loan obtained as part of property sale proceeds,
        net of deferred gain                                                   $991              $ -
                                                                               ====              =====

                    FRANCHISE FINANCE CORPORATION OF AMERICA
                    ----------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                  JUNE 30, 1996
                                  -------------



(1)  MORTGAGE LOAN SECURITIZATION:
     -----------------------------

         Certain mortgage loans originated by FFCA and its predecessors totaling $178.8 million were securitized and Secured Franchise Loan Pass-Through Certificates (the "Certificates") were sold to investors on June 27, 1996. The servicing rights on these mortgage loans have been retained by FFCA. Upon sale, the mortgage loans receivable were removed from the balance sheet and a gain on the sale was recognized for the difference between the carrying amount of the mortgage loans and the adjusted sales price. FFCA retained certain interests in approximately 12.5% of the aggregate mortgage loan principal balance through the purchase of subordinated investment securities of the securitization trust, and, in addition, purchased the interest-only certificate ("IO Strip"). These investment securities, totaling $30.8 million at June 30, 1996, were recorded by allocating the previous carrying amount of the mortgages between the assets sold and the retained interests, based on their relative fair values, as adjusted. The adjustment is based on the present value estimate of future cash flows to be received over the terms of the mortgage loans based on estimates of prepayments, defaults, normal servicing fees, servicing expenses and other factors. The gain on the sale of the mortgage loans was reduced by establishing a reserve for estimated probable losses under the subordination provisions of the securitization.

(2)  OTHER UNSECURED NOTES:
     ----------------------

         In February 1996, FFCA issued unsecured notes consisting of $30 million of 6.78% notes due February 20, 2002 and $30 million of 7.02% notes due February 20, 2003. Interest on the notes is payable semi-annually in arrears on each May 30 and November 30 with principal due at maturity. The proceeds of the unsecured notes were used to pay down FFCA's revolving acquisition line of credit. The notes may not be redeemed prior to their respective maturities.

Part I -- Financial Information
- -------------------------------


Item 2.   Management's Discussion and Analysis of
          ---------------------------------------
          Financial Condition and Results of Operations
          ---------------------------------------------

General
- -------

Franchise Finance Corporation of America (FFCA) is a fully integrated and self-administered real estate investment trust (REIT) which invests in chain restaurant real estate throughout the United States. FFCA provides financing to chain restaurant operators with experienced management in established restaurant chains principally through sale and leaseback transactions and participating mortgage loans. FFCA and its predecessor companies have provided financing to the chain restaurant industry since 1981. FFCA's portfolio of properties is diversified by tenant, restaurant concept and geographic location. At June 30, 1996, FFCA's portfolio included 1,326 restaurant properties represented by investments in real estate and mortgage loans receivable, and 244 restaurant properties represented by securitized mortgage loans in which FFCA holds a residual interest. These restaurants are operated by approximately 400 restaurant operators in over 35 chains in 46 states.

Liquidity and Capital Resources
- -------------------------------

Rental and mortgage loan interest revenue generated by this portfolio of properties has, and will continue to, comprise the majority of the cash generated from operations. Net cash provided by operations for the six months ended June 30, 1996 was $41.5 million as compared to $37.6 million in 1995, with the increase resulting from the growth of the real estate portfolio. Cash generated from operations is held in temporary investment securities pending distribution to the shareholders in the form of quarterly dividends. This cash also may be used to fund investments in portfolio properties.

The majority of cash generated from investing activities is the result of FFCA's first securitization transaction which was completed on June 27, 1996. Approximately 87.5% of the $178.8 million securitized mortgage loan pool was sold to outside parties. Upon sale, the mortgage loans receivable were removed from the balance sheet and a gain on the sale was recognized for the difference between the carrying amount of the mortgage loans and the adjusted sales price. FFCA holds certificates representing the remaining 12.5% of the mortgage loan pool balance, and also holds the interest-only certificate. These investment securities totaled $30.8 million at June 30, 1996. FFCA also retained the servicing rights on the mortgage loans receivable and the right to receive any participations based on the gross sales of the restaurant properties. Of the $156 million received in cash proceeds on the sale of the mortgage loans, approximately $4.75 million was used or accrued for transaction costs, $82 million was used to pay down the acquisition line of credit in June, $20.5 million was used to pay down the acquisition line of credit in July, and the remainder was used to fund acquisitions. The difference between the fair market value and the carrying amount of the mortgages totaled $16 million, of which $3.8 million is recognized as gain (after deducting $4.75 million of transaction costs, $4.5 million in reserves and $3.2 million in unrecognized gain attributable to the certificates retained by FFCA). The sale of certain of the securitized mortgage loans allowed the recognition of deferred gains from previous transactions related to these mortgage loans. These gains aggregated $3.3 million in the second quarter for a total gain related to the securitization of $7.1 million.

During the quarter ended June 30, 1996, FFCA acquired or financed 40 restaurant properties totaling approximately $32.5 million. These portfolio properties were initially funded by cash generated from operations and proceeds from bank borrowings. Also during the quarter, FFCA sold 20 properties and related equipment, two of which represented the lessees' exercise of their purchase option on the properties. An additional purchase option exercised by the lessee was financed by FFCA as a mortgage loan. Cash proceeds from these sales, the collection of mortgage loan principal payments and the receipt of mortgage loan payoffs, approximating $11 million in total, were used to partially fund new portfolio investments in during the quarter.

FFCA's primary source of funding for new investments is a $250 million unsecured acquisition loan facility obtained from NationsBank in December 1995. This two-year revolving credit facility bears annual interest (payable monthly) at LIBOR (London Interbank Offered Rate) plus 1.5%, as compared to the prior loan facility's original rate of LIBOR plus 2.25% during 1995. The interest rate in effect at June 30, 1996 was 7.0%. This variable rate acquisition loan facility is periodically paid down through the issuance of fixed rate debt, such as the $60 million unsecured notes issued by FFCA in February 1996.

At June 30, 1996, FFCA had cash and cash equivalents totaling $69.1 million and $220.5 million available on its revolving credit facility. On July 3, 1996, FFCA used $50 million of the cash on hand to fund thirty-seven Black Eyed Pea restaurant properties under a $35.75 million sale and leaseback arrangement and a $14.25 million note receivable. In addition to this July transaction, FFCA's anticipated investments include commitments made to several large restaurant operators including Arby's, Fuddruckers, Applebee's, Burger King and Wendy's to acquire or finance (subject to FFCA's customary underwriting procedures) approximately 225 restaurant properties over the next twelve months. These commitments totaled approximately $220 million as of June 30, 1996. FFCA anticipates funding these specific commitments, and other investments in restaurant properties, through amounts available on its revolving credit facility, issuance of additional unsecured debt or issuance of additional equity securities of FFCA.

FFCA declared a second quarter dividend of $.45 per share, or $1.80 per share on an annualized basis, payable on August 20, 1996 to shareholders of record on August 9, 1996. Management of FFCA believes that cash generated from operations will be sufficient to meet operating requirements and provide the level of shareholder dividends required to maintain its status as a REIT.

Results of Operations
- ---------------------

Total revenues for the quarter ended June 30, 1996 rose to $31.2 million from $24.9 million for the comparable quarter of 1995. Portfolio investments were the primary source of revenue increases, despite the sale of 48 properties in the past 12 months. Portfolio investments in the second quarter of 1996, totaling $32.5 million, are represented by $19.7 million in mortgage loans and $12.8 million in property subject to operating leases. Since these investments occurred throughout the quarter, their weighted average balance in the second quarter is equivalent to approximately $9.3 million of investments and the impact of these 1996 investments on rental revenue and mortgage interest income will not be fully reflected until the third quarter of 1996. Lease and loan base rates on new investments during the quarter ranged from approximately 9.5% to 11.5%, with a weighted average rate of 10.4%. Both the leases and participating mortgage loans generally provide for contingent revenues based on a percentage of the gross sales of the related restaurants.

The mortgages sold in the securitization transaction generated approximately $4.9 million in mortgage loan interest income during the quarter ended June 30, 1996. In addition, FFCA recognized $1.1 million in loan origination fees previously deferred related to these securitized mortgage loans. As a result, FFCA's investment in mortgage loans and the related mortgage interest income for the third quarter of 1996 is expected to be lower than the current quarter. This decrease in mortgage interest income will be partly offset by mortgage servicing income, interest income on the residual interests held in these mortgages and a decrease in interest expense due to the paydown of debt with proceeds from the securitization. In addition, the decrease in mortgage interest income is expected to be offset in future quarters by continued investment in new mortgage loans.

Rental revenues include both rental payments received from lessees and rent guaranty insurance payments. Rental revenue collected under the rent guaranty insurance policies for the second quarter of 1996 decreased to $394,000 from $1 million in the second quarter of 1995 due to expiring rent insurance policies. Rent guaranty insurance policies covering FFCA's properties will continue to expire at various dates, with the majority of the policies expiring in 1998; therefore, rental revenue from rent guaranty insurance for the remainder of 1996 is expected to be lower than in 1995.

The restaurant leases and loans generally provide that lessees make monthly payments equal to the greater of a fixed base rate or a percentage of the gross sales of the restaurants (percentage rentals). Percentage rentals approximated $1.4 million for the second quarter of 1996 as compared to $1 million for the second quarter of 1995. A portion of the increase reflected in 1996 relates to lessees whose sales levels have, for the first time, exceeded the threshold where percentage rent is due. In addition, a portion of the increase relates to increases in individual restaurant-level sales volumes related to lessees who have previously exceeded the percentage rent threshold.

Gains on the sale of twenty restaurant properties during the quarter totaling $1.94 million were offset by impairment losses of $1.92 million recognized during the quarter on thirteen properties. Of the twenty properties sold during the quarter, nine were properties that had been underperforming or vacant and the sale of these properties will result in a savings of approximately $100,000 in property tax and other property-related expenses in 1996. At June 30, 1996, vacant properties held for sale represent less than .5% of FFCA's real estate investments.

The remaining revenues in 1996 and 1995 are primarily attributable to interest earned on temporary investments, fees charged to affiliates for administrative services performed and interest earned on third party notes receivable. Interest income on temporary investments was approximately $40,000 higher this quarter than in the second quarter of 1995 primarily due to the increased cash balance at the end of the quarter resulting from the securitization transaction on June 27, 1996. Interest income on notes receivable increased approximately $60,000 this quarter as compared to the same quarter in 1995 due to the addition of $4.3 million in new notes in 1996 funded in conjunction with investments in restaurant properties. Since the securitization occurred at the end of the quarter, income related to servicing the securitized mortgages and holding the residual interests in these mortgages was not significant.

The increase in interest expense from $3.3 million in 1995 to $7.0 million in 1996 is due to the use of borrowings in the last twelve months for the investment in restaurant properties. FFCA's cost of borrowings is expected to continue to be lower in 1996 than in 1995. Although proceeds from the securitization paid down debt balances and will decrease interest expense for the third quarter, debt and related interest expense for the year is expected to be higher than 1995 amounts as a result of increased borrowings for continued portfolio investment.

Operating, general and administrative expenses for the quarter reflected a net increase of $709,000 over 1995. During the quarter, FFCA provided reserves of approximately $700,000 on certain mortgage loans related primarily to one restaurant operator whose performance indicated that the carrying amount of these assets may not be fully recoverable. Underperforming leases and loans are administered by FFCA's property management and legal services personnel who maximize recovery through a combination of payment restructurings, property dispositions and tenant substitutions.

Income before gain on the sale of property rose to $14.8 million in 1996 from $12.9 million in 1995 primarily due to the growth of FFCA's portfolio in the preceding twelve months. FFCA reported net income of $21.9 million, or $.54 per share for the quarter ended June 30, 1996 as compared to $12.9 million, or $.32 per share for the quarter ended June 30, 1995.

Tenant Concentration
- --------------------

During the six months ended June 30, 1996 and 1995, one lessee, Foodmaker, Inc. ("Foodmaker"), accounted for approximately 11% and 13%, respectively, of total rental and mortgage loan interest revenues of FFCA. Foodmaker operates and franchises Jack In The Box restaurants. The relative decrease in the percentage of FFCA's revenue from Foodmaker between 1995 and 1996 is due to the fact that FFCA's portfolio has grown and Foodmaker has become a relatively smaller portion of the entire portfolio. This decrease is expected to continue, however, the rate of decrease is dependent upon FFCA's overall acquisition rate and revenue growth. The following table represents selected financial data of Foodmaker, Inc. and Subsidiaries as reported by Foodmaker in its April 14, 1996 Form 10-Q.

                        Foodmaker, Inc. and Subsidiaries
                       Selected Financial Data (unaudited)
                      (in thousands except per share data)

      Unaudited Consolidated Balance Sheet Data:
                                                               April 14, 1996            October 1, 1995
                                                               --------------            ---------------
      Current Assets                                               $117,175                $  97,889
      Noncurrent Assets                                             558,380                  564,785
      Current Liabilities                                           136,865                  132,017
      Noncurrent Liabilities                                        498,702                  499,404

      Unaudited Consolidated Statements of Operations Data:
                                                                      Twenty-Eight Weeks Ended
                                                               ----------------------------------------
                                                               April 14, 1996            April 16, 1995
                                                               --------------            --------------
      Gross Revenues                                               $580,605                 $523,341
      Costs and Expenses (including taxes)                          571,902                  598,778
                                                                  ---------                ---------
      Net Earnings (Loss)                                        $    8,703                $ (75,437)
                                                                 ==========                =========

      Net earnings (loss ) per share - primary and fully diluted       $.22                   $(1.95)
                                                                       ====                   ======

Foodmaker revenues increased $57.3 million, or 10.9%, to $580.6 million in 1996 from $523.3 million in 1995 principally due to an increase in restaurant sales, offset in part by a decline in distribution sales.

Sales by Foodmaker-operated Jack In The Box restaurants increased $59.7 million. The sales improvement is primarily due to an increase in the average number of Foodmaker-operated restaurants to 868 in 1996 from 823 in 1995, and in part by an increase in per store average sales for comparable restaurants of approximately 9.6%. Distribution sales of food and supplies declined approximately $4.3 million primarily due to a decline in sales to Family Restaurants, Inc. (FRI) and others of $8.0 million, offset by an increases in sales to franchisees. Jack In The Box franchisees have formed a purchasing cooperative and contracted with another supplier for distribution services. Foodmaker indicates that the loss of these low profit margin sales is not expected to have a material effect on its profits.

Foodmaker recorded a loss in 1995 relating to its equity in FRI of $57.2 million, resulting from the complete write-down of its investment in FRI due to the write-off by FRI of the goodwill attributable to its Chi-Chi's Mexican restaurant chain. Restaurant costs of sales increased $16.6 million to $131.3 principally due to the costs related to increased restaurant sales. Restaurant operating costs for Jack In The Box increased $20.1 million primarily due to the increase in average number of Foodmaker-operated restaurants and variable costs associated with increased sales. These costs declined as a percentage of sales in 1996 in comparison to the similar period in 1995 due to lower percentages of restaurant labor, operations administrative costs and fixed expenses. Selling, general and administrative expenses for Jack In The Box decreased $2.6 million principally due to the inclusion of an $8 million settlement with its stockholders in the first quarter of 1995. Advertising and promotion costs increased $8.9 million in comparison to the similar period in 1995 due to costs of aggressive promotions and increased advertising related to higher sales in 1996.

Foodmaker indicates that it expects that sufficient cash flow will be generated from operations so that, combined with other financing alternatives available to it, Foodmaker will be able to meet all of its debt service requirements, as well as its capital expenditures and working capital requirements.

     *                *                 *                *                 *

In the opinion of management, the FFCA financial information included in this report reflects all adjustments necessary for fair presentation. All adjustments are of a normal recurring nature.


Part II -- Other Information
- ----------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

An annual meeting of the stockholders of FFCA (the Meeting) was held on May 10, 1995. The following table sets forth each of the proposals that the stockholders were asked to vote upon and the results of the Meeting:

         Proposal                                         Results
         --------                                         -------

1.  A proposal to elect nine directors
to the Board of Directors:

Morton Fleischer                                  For                32,342,968
                                                  Withheld              446,227

Willie R. Barnes, Esq.                            For                32,339,371
                                                  Withheld              449,248

William C. Foxley                                 For                32,339,943
                                                  Withheld              447,986

Robert Halliday                                   For                32,310,480
                                                  Withheld              479,372

Donald C. Hannah                                  For                32,344,045
                                                  Withheld              550,792

Dennis E. Mitchem                                 For                32,329,967
                                                  Withheld              458,632

Louis P. Neeb                                     For                32,347,195
                                                  Withheld              441,493

Kenneth B. Roath                                  For                32,350,869
                                                  Withheld              437,120

Wendell J. Smith                                  For                32,346,390
                                                  Withheld              439,401

Casey J. Sylla                                    For                32,347,306
                                                  Withheld              440,501

2.  A proposal to amend and restate the           For                15,961,992
Restated Certificate of Incorporation of          Against             4,044,949
FFCA to authorize the issuance of                 Abstain             1,617,614
50 million shares of preferred stock

3.  A proposal to ratify the selection of         For                32,064,021
Arthur Andersen LLP as FFCA's                     Against               151,968
independent auditors for the fiscal year          Abstain               569,245
ending December 31, 1996

Proposal  number  two,  to  amend  and  restate  the  Restated   Certificate  of
Incorporation, did not pass because it did not receive the required number of votes.

Item 5.  Other Information.
         ------------------

Certain mortgage loans originated by FFCA and its predecessors totaling $178.8 million were securitized and Secured Franchise Loan Pass-Through Certificates (the "Certificates") were sold to investors on June 27, 1996. The transaction included 297 conventional, fixed-rate chain restaurant mortgage loans and 70 conventional, fixed-rate equipment loans, for a total of 367 fixed-rate loans. The servicing rights on these mortgage loans have been retained by FFCA. FFCA retained certain interests in approximately 12.5% of the aggregate mortgage loan principal balance through the purchase of subordinated investment securities of the securitization trust and, in addition, purchased the interest-only certificate ("IO Strip"). In the ordinary course of its business, FFCA may in the future securitize and sell mortgage loans.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a) The following is a complete list of exhibits filed as part of this Form 10-Q. For electronic filing purposes only, this report contains Exhibit 27, Financial Data Schedule. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

         99.06 Purchase agreement dated June 27, 1996 between FFCA Secured Assets Corporation, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the initial purchaser of $156,490,000 aggregate principal amount of Secured Franchise Loan Pass-Through Certificates, Class A, Class B, Class C and Class D.

         99.2 Second amendment to credit agreement among Franchise Finance Corporation of America, Certain Lenders and NationsBank of Texas, N.A. as Administrative Lender, dated June 24, 1996

(b) During the quarter covered by this report, FFCA did not file any reports on Form 8-K.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          FRANCHISE FINANCE CORPORATION OF AMERICA

Date:  August 12, 1996             By /s/ John R. Barravecchia
                               ---------------------------------------------
                               John R. Barravecchia, Chief Financial Officer and Treasurer



Date:  August 12, 1996             By /s/ Catherine F. Long
                               ---------------------------------------------
                               Catherine F. Long, Vice President Finance
                               and Principal Accounting Officer

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

                                                                                                 Sequentially
Exhibit No.                         Description                                                  Numbered Page
- -----------                         -----------                                                  -------------

99.06             Purchase  agreement  dated June 27, 1996  between FFCA Secured
                  Assets Corporation,  and Merrill Lynch, Pierce, Fenner & Smith
                  Incorporated,   as  the  initial   purchaser  of  $156,490,000
                  aggregate   principal   amount  of  Secured   Franchise   Loan
                  Pass-Through Certificates, Class A, Class B, Class C and Class
                  D.

99.2              Second amendment to credit agreement among Franchise Finance
                  Corporation of America, Certain Lenders and NationsBank of
                  Texas, N.A. as Administrative Lender, dated June 24, 1996