Form 10-Q
period 1996-09-30
FRANCHISE FINANCE CORP OF AMERICA
filed 1996-11-14
CIK 908527

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 1996
                               -------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                              -------------------------  ----------------------

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
                            Scottsdale, Arizona 85255
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


Registrants' telephone number including area code                 (602) 585-4500
                                                            --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes   X     No
                                          -----       -----

Number of shares outstanding of each of the issuer's classes of common stock as of November 1, 1996:

   Common Stock, $0.01 par value                             40,511,639
   -----------------------------                             ----------
               Class                                      Number of Shares

PART 1 - FINANCIAL INFORMATION
------------------------------
    Item l.  Financial Statements.
             ---------------------

                    FRANCHISE FINANCE CORPORATION OF AMERICA
     CONSOLIDATED BALANCE SHEETS - SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                    (Amounts in thousands except share data)
                                   (Unaudited)

                                                                     September 30,    December 31,
                                                                         1996             1995
                                                                     -------------    ------------
                                     ASSETS
                                     ------
Investments:
    Investments in Real Estate, at cost:
       Land                                                            $ 338,439       $ 304,641
       Buildings and Improvements                                        484,440         448,427
       Equipment                                                          35,161          41,512
                                                                       ---------       ---------
                                                                         858,040         794,580
       Less-Accumulated Depreciation                                     176,785         176,232
                                                                       ---------       ---------
           Net Real Estate Investments                                   681,255         618,348

    Mortgage Loans Receivable                                             38,464         199,486
    Mortgage Loans Held for Sale (Notes 3 and 4)                          59,563            --
    Investment Securities (Note 1)                                        30,139            --
                                                                       ---------       ---------
           Total Investments                                             809,421         817,834

Cash and Cash Equivalents                                                 15,189           2,067
Notes and Accounts Receivable, net of allowances
    of $2,300 in 1996 and $2,000 in 1995                                  23,570           6,820
Other Assets                                                              16,973          16,783
                                                                       ---------       ---------

           Total Assets                                                $ 865,153       $ 843,504
                                                                       =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Liabilities:
    Accounts Payable and Accrued Expenses                              $  11,159       $   5,608
    Dividends Payable                                                     18,229          18,133
    Senior Unsecured Notes due 2000 - 2005                               198,892         198,702
    Other Unsecured Notes Payable (Note 2)                                59,688            --
    Unsecured Notes Payable to Bank                                       63,500         110,000
    Mortgage Payable to Affiliate                                          8,500           8,500
    Rent Deposits and Other Liabilities                                    9,970           8,744
                                                                       ---------       ---------

           Total Liabilities                                             369,938         349,687
                                                                       ---------       ---------

Shareholders' Equity:
    Common Stock,  par value  $.01 per share, authorized 200 million shares, issued and outstanding 40,508,740 shares in 1996 and
       40,294,822 shares in 1995                                             405             403
    Capital in excess of par value                                       551,963         547,478
    Cumulative Net Income                                                112,172          60,670
    Cumulative Dividends                                                (169,325)       (114,734)
                                                                       ---------       ---------

           Total Shareholders' Equity                                    495,215         493,817
                                                                       ---------       ---------

           Total Liabilities and Shareholders' Equity                  $ 865,153       $ 843,504
                                                                       =========       =========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                    (Amounts in thousands except share data)
                                   (Unaudited)


                                                           Three Months   Three Months    Nine Months    Nine Months
                                                               Ended          Ended          Ended          Ended
                                                              9/30/96        9/30/95        9/30/96        9/30/95
                                                           ------------   ------------    -----------    -----------
REVENUES:
      Rental                                                $    24,540    $    21,915    $    71,148    $    64,055
      Mortgage Loan Interest                                      1,923          4,120         14,956          8,981
      Investment Income and Other                                 2,598            489          3,832          1,573
                                                            -----------    -----------    -----------    -----------

                                                                 29,061         26,524         89,936         74,609
                                                            -----------    -----------    -----------    -----------

EXPENSES:
      Depreciation and Amortization                               5,188          5,299         15,419         15,795
      Operating, General and
        Administrative                                            2,600          2,405          9,477          8,005
      Property Costs                                                427          1,024          1,646          1,824
      Interest                                                    5,715          4,497         19,199          9,826
      Related Party Interest                                        244            241            730            721
                                                            -----------    -----------    -----------    -----------

                                                                 14,174         13,466         46,471         36,171
                                                            -----------    -----------    -----------    -----------

Income Before Gain on Sale of Property                           14,887         13,058         43,465         38,438
Gain on Sale of Property (Note 1)                                   944            637          8,037          1,851
                                                            -----------    -----------    -----------    -----------

Net Income                                                  $    15,831    $    13,695    $    51,502    $    40,289
                                                            ===========    ===========    ===========    ===========

Net Income Per Share                                        $       .39    $       .34    $      1.27    $      1.00
                                                            ===========    ===========    ===========    ===========


Weighted Average Common and
      Common Equivalent Shares
      Outstanding                                            40,683,324     40,250,719     40,527,447     40,250,719
                                                            ===========    ===========    ===========    ===========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                             (Amounts in thousands)
                                   (Unaudited)



                                            Capital in
                                Common      Excess of   Cumulative    Cumulative
                                 Stock      Par Value   Net Income    Dividends       Total
                               ---------    ---------   ----------    ----------    ---------
BALANCE, December 31, 1995     $     403    $ 547,478    $  60,670    $(114,734)    $ 493,817

    Capital contributions              2        4,485         --           --           4,487

    Net income                      --           --         51,502         --          51,502

    Dividends declared -
      $1.35 per share               --           --           --        (54,591)      (54,591)
                               ---------    ---------    ---------    ---------     ---------

BALANCE, September 30, 1996    $     405    $ 551,963    $ 112,172    $(169,325)    $ 495,215
                               =========    =========    =========    =========     =========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                             (Amounts in thousands)
                                   (Unaudited)


                                                                          1996          1995
                                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                         $  51,502     $  40,289
     Adjustments to net income:
        Depreciation and amortization                                      15,419        15,795
        Gain on sale of property                                           (8,037)       (1,851)
        Provision for uncollectible mortgages and notes                     1,424          --
        Other                                                               4,961         1,987
                                                                        ---------     ---------

           Net cash provided by operating activities                       65,269        56,220
                                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property                                              (99,152)     (102,792)
     Investment in mortgage loans                                         (76,764)      (91,564)
     Investment in notes receivable                                       (17,280)       (1,200)
     Improvement of property                                                 (386)          (42)
     Proceeds from securitization transaction (Note 1)                    151,720          --
     Proceeds from sale of property                                        18,615         8,369
     Receipt of mortgage payoffs                                            5,138           489
     Collection of mortgage principal                                       4,487         2,313
                                                                        ---------     ---------

           Net cash used in investing activities                          (13,622)     (184,427)
                                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends paid                                                       (54,495)      (54,338)
     Capital contributions                                                  4,487          --
     Proceeds from bank borrowings                                        129,000       176,000
     Repayment of bank borrowings and loan fees                          (177,172)         --
     Proceeds from issuance of other unsecured notes                       59,655          --
                                                                        ---------     ---------

           Net cash provided by (used in) financing activities            (38,525)      121,662
                                                                        ---------     ---------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                      13,122        (6,545)

CASH AND CASH EQUIVALENTS, beginning of period                              2,067        12,095
                                                                        ---------     ---------

CASH AND CASH EQUIVALENTS, end of period                                $  15,189     $   5,550
                                                                        =========     =========


Supplemental Disclosure of Noncash Activities:
     Investment in securities resulting from securitization (Note 1)    $  30,763     $    --
                                                                        =========     =========
     Mortgage loan obtained as part of property sale proceeds,
        net of deferred gain                                            $   2,918     $   5,542
                                                                        =========     =========

                    FRANCHISE FINANCE CORPORATION OF AMERICA
                    ----------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                               SEPTEMBER 30, 1996
                               ------------------


(1)  MORTGAGE LOAN SECURITIZATION:
     -----------------------------

         Certain mortgage loans originated by FFCA and its predecessors totaling $178.8 million were securitized and Secured Franchise Loan Pass-Through Certificates (the "Certificates") were sold to investors on June 27, 1996. The servicing rights on these mortgage loans have been retained by FFCA. Upon sale, the mortgage loans receivable were removed from the balance sheet and a gain on the sale was recognized for the difference between the carrying amount of the mortgage loans and the adjusted sales price. FFCA retained certain interests in approximately 12.5% of the aggregate mortgage loan principal balance through the purchase of subordinated investment securities of the securitization trust, and, in addition, purchased the interest-only certificate. These investment securities, totaling $30.1 million at September 30, 1996, were recorded by allocating the previous carrying amount of the mortgages between the assets sold and the retained interests, based on their relative fair values, as adjusted. The adjustment is based on the present value estimate of future cash flows to be received over the terms of the mortgage loans based on estimates of prepayments, defaults, normal servicing fees, servicing expenses and other factors. The gain on the sale of the mortgage loans was reduced by establishing a reserve for estimated probable losses under the subordination provisions of the securitization. These securities are classified as available for sale with an aggregate fair value approximating their carrying amount.

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

(3)  MORTGAGE LOANS HELD FOR SALE:
     -----------------------------

         At September 30, 1996, FFCA's portfolio included mortgage loans originated during 1996 which are held for sale. These loans represent first mortgages on the land and/or buildings and/or equipment of approximately 80 restaurants. The estimated fair value of FFCA's mortgage loans held for sale at September 30, 1996 approximates carrying value based on the current rates at which similar individual loans would be made to borrowers with similar credit and for the same remaining maturities.

(4)  RELATED PARTY TRANSACTION:
     --------------------------

         During 1996, FFCA created a wholly-owned qualified REIT subsidiary FFCA Mortgage Corporation ("Mortgage Corporation") to originate fixed rate mortgage loans for the purpose of future securitization transactions. Effective on September 1, 1996, FFCA entered into an agreement to exchange all of its voting common stock of Mortgage Corporation for 100 shares of newly-issued non-voting preferred stock of Mortgage Corporation, which represents all of the issued and outstanding stock of such class; and Mortgage Corporation became a non-qualified REIT subsidiary of FFCA. The preferred stock entitles FFCA to 95% of any dividends declared by Mortgage Corporation. In addition, the Chief Executive Officer and Chairman of the Board of FFCA agreed to purchase all of the common stock of Mortgage Corporation for $500,000. The accompanying financial statements include the assets and liabilities of Mortgage Corporation and related results of operations. All intercompany transactions are eliminated in consolidation.

Part II -- Financial Information
--------------------------------



Item 2.   Management's Discussion and Analysis of
          ---------------------------------------
          Financial Condition and Results of Operations
          ---------------------------------------------

General
-------

Franchise Finance Corporation of America (FFCA) is a fully integrated and self-administered real estate investment trust (REIT) which invests in chain restaurant real estate throughout the United States. FFCA provides financing to chain restaurant operators with experienced management in established restaurant chains principally through sale and leaseback transactions and mortgage loans. FFCA's portfolio of properties is diversified by tenant, restaurant concept and geographic location. At September 30, 1996, FFCA's portfolio included 1,418 restaurant properties represented by investments in real estate and mortgage loans receivable, and 243 restaurant properties represented by securitized mortgage loans in which FFCA holds a residual interest. These restaurants are operated by approximately 400 restaurant operators in over 35 chains in 46 states.

Liquidity and Capital Resources
-------------------------------

Rental and mortgage loan interest revenue generated by this portfolio of properties has, and will continue to, comprise the majority of the cash generated from operations. Net cash provided by operations for the nine months ended September 30, 1996 was $65.3 million as compared to $56.2 million in 1995, with the increase resulting from the growth of the real estate portfolio. Cash generated from operations is held in temporary investment securities pending distribution to the shareholders in the form of quarterly dividends. This cash also may be used to fund investments in portfolio properties.

During the quarter ended September 30, 1996, FFCA acquired or financed 106 restaurant properties totaling approximately $105 million. These portfolio properties were initially funded by cash generated from operations, proceeds from the securitization transaction in June 1996 and proceeds from bank borrowings. Also during the quarter, FFCA sold 15 properties and related equipment, seven of which represented the lessees' exercise of their purchase option on the properties. An additional six purchase options exercised by lessees were financed by FFCA as mortgage loans. Cash proceeds from these sales, the collection of mortgage loan principal payments and the receipt of mortgage loan payoffs, approximating $10 million in total, were used to partially fund new portfolio investments during the quarter.

FFCA's primary source of funding for new investments is a $250 million unsecured acquisition loan facility obtained from NationsBank in December 1995. This two-year revolving credit facility bears annual interest (payable monthly) at LIBOR (London Interbank Offered Rate) plus 1.5%, as compared to the prior loan facility's original rate of LIBOR plus 2.25% during 1995. The interest rate in effect at September 30, 1996 was 7.125%. This variable rate acquisition loan facility is periodically paid down through the issuance of fixed rate debt, such as the unsecured notes recently issued by FFCA.

On November 12, 1996, FFCA issued $40 million in unsecured notes at 7.1% due November 30, 2026, which are repayable at par, at the option of the note holder, on November 30, 2004. Interest on these fixed rate notes is payable semi-annually in arrears on each May 30 and November 30, commencing November 30, 1996, with principal due at maturity. The proceeds of the unsecured notes were used to pay down the revolving credit facility and fund additional portfolio properties and mortgage loans.

At September 30, 1996, FFCA had cash and cash equivalents totaling $15.2 million and $186.5 million available on its revolving credit facility. On October 4, 1996, FFCA used $13 million of this cash on hand to fund twenty-one Burger King restaurant properties under a sale and leaseback arrangement. In addition to this October transaction, FFCA's anticipated investments include commitments made to several restaurant operators of Arby's, Fuddruckers, Applebee's, Burger King and Wendy's restaurants to acquire or finance (subject to FFCA's customary underwriting and real estate due diligence procedures) approximately 360 restaurant properties over the next twelve months. These commitments totaled approximately $275 million as of September 30, 1996. FFCA anticipates funding these specific commitments, and other investments in restaurant properties, through amounts available on its revolving credit facility, issuance of additional unsecured debt or issuance of additional equity securities of FFCA.

Securitization transactions, such as the transaction completed in June 1996, will provide FFCA with another means of raising capital to continue its growth through chain restaurant investments. In 1996, FFCA created a subsidiary, FFCA Mortgage Corporation, to originate fixed rate mortgage loans for the purpose of future securitization transactions. Under this structure, mortgage loans that are originated are held until a sufficiently large and diversified pool of mortgage loans has been accumulated. Once these loans are securitized, the resulting investment grade securities are sold (at a relatively low rate compared to the average rate on the mortgage loans sold) and FFCA retains the higher-yielding non-investment grade and interest-only securities. The non-investment grade securities are the last of the securities to be repaid, so that if any of the underlying mortgage loans default, these securities take the first loss. In effect, FFCA would incur some of the risks of increased leverage (even though it would not incur additional debt on its balance sheet) because any future credit losses in the securitized loan pool would be concentrated in the non-investment grade securities retained by FFCA. FFCA originates and services mortgage loans and has the infrastructure in place to deal with potential defaults on the securitized portfolio as it does with the mortgage loans it holds for investment.

FFCA declared a third quarter dividend of $.45 per share, or $1.80 per share on an annualized basis, payable on November 20, 1996 to shareholders of record on November 8, 1996. Management of FFCA believes that cash generated from operations will be sufficient to meet operating requirements and provide the level of shareholder dividends required to maintain its status as a REIT.

Results of Operations
---------------------

Total revenues for the quarter ended September 30, 1996 rose to $29.1 million from $26.5 million for the comparable quarter of 1995. Portfolio investments were the primary source of revenue increases, despite the sale of fifty-nine properties in the past twelve months. Portfolio investments in the third quarter of 1996, totaling $105 million ($193 million year to date), are represented by $38 million in mortgage loans, $54 million in property subject to operating leases and $13 million in notes receivable. Since these investments occurred throughout the quarter, their weighted average balance in the third quarter is equivalent to approximately $62 million of investments and the impact of these 1996 investments on rental revenue and mortgage interest income will not be fully reflected until the fourth quarter of 1996. Lease and fixed loan base rates on new investments during the quarter ranged from approximately 10% to 11%, with a weighted average rate of 10.75%. FFCA also provided $23 million in variable rate mortgage financing during the quarter.

The mortgages sold in the securitization transaction would have generated $4.8 million in mortgage loan interest income during the quarter ended September 30, 1996. As a result, FFCA's mortgage interest income for the third quarter of 1996 was lower than the second quarter of 1996. This decrease in mortgage interest income was mostly offset by an increase in investment income represented by interest income on the residual interests held in these mortgages of $1.4 million and mortgage servicing income of $110,000, and a decrease in interest expense of $2.6 million due to the paydown of debt with proceeds from the securitization. Also offsetting the decrease in mortgage loan interest income is approximately $356,000 received by FFCA during the quarter which is recorded as a principal reduction in the investment securities retained by FFCA. Interest income on notes receivable increased approximately $535,000 this quarter as compared to the same quarter in 1995 due to the addition of $17.3 million in new notes in 1996 funded in conjunction with investments in restaurant properties.

The restaurant leases generally provide that lessees make monthly payments equal to the greater of a fixed base rate or a percentage of the gross sales of the restaurants (percentage rentals). Mortgage loans held for investment generally have similar participations; however, a majority of the mortgage loans originated in 1996 and held for sale do not provide for such participations. Percentage rentals approximated $1.3 million for the third quarter of 1996 as compared to $858,000 for the third quarter of 1995. A majority of the increase relates to one lessee, Foodmaker, Inc., whose increased Jack in the Box restaurant sales resulted in higher percentage rentals of approximately $315,000 over 1995 amounts. The remaining increase reflected in 1996 relates to lessees whose sales levels have, for the first time, exceeded the threshold where percentage rent is due and to increases in individual restaurant-level sales volumes related to lessees who have previously exceeded the percentage rent threshold.

Rental revenues include both rental payments received from lessees and rent guaranty insurance payments. Rental revenue collected under the rent guaranty insurance policies for the third quarter of 1996 decreased to $422,000 from $812,000 in the third quarter of 1995 due to expiring rent insurance policies. Rent guaranty insurance policies covering FFCA's properties will continue to expire at various dates through 1998; therefore, rental revenue from rent guaranty insurance for the remainder of 1996 is expected to be lower than in 1995.

The increase in interest expense from $4.7 million for the quarter ended September 30, 1995 to $6.0 million for the quarter ended September 30, 1996 is due to the use of borrowings in the last twelve months for investment in restaurant properties. FFCA's cost of borrowings was 7.1% for the quarter as compared to 7.7% for the third quarter of 1995 and is expected to continue to be lower in 1996 than in 1995. Property operating costs decreased approximately $600,000 during the period from the same quarter in 1995 due to a higher number of underperforming properties in 1995. At September 30, 1996, vacant properties held for sale represent less than .5% of FFCA's real estate investments.

Income before gain on the sale of property rose to $14.9 million in 1996 from $13.1 million in 1995 primarily due to the growth of FFCA's portfolio in the preceding twelve months. Gains on the sale of fourteen restaurant properties during the quarter totaling $2 million were offset by impairment losses of $1.1 million recognized during the quarter on six properties. FFCA reported net income of $15.8 million, or $.39 per share for the quarter ended September 30, 1996 as compared to $13.7 million, or $.34 per share for the quarter ended September 30, 1995.

Tenant Concentration
--------------------

During the nine months ended September 30, 1996 and 1995, one lessee, Foodmaker, Inc. ("Foodmaker"), accounted for approximately 11% and 13%, respectively, of total rental and mortgage loan interest revenues of FFCA. Foodmaker operates and franchises Jack In The Box restaurants. The relative decrease in the percentage of FFCA's revenue from Foodmaker between 1995 and 1996 is due to the fact that FFCA's portfolio has grown and Foodmaker has become a relatively smaller portion of the entire portfolio. This decrease is expected to continue; however, the rate of decrease is dependent upon FFCA's overall acquisition rate and revenue growth. The following table represents selected financial data of Foodmaker, Inc. and Subsidiaries as reported by Foodmaker in its July 7, 1996 Form 10-Q.

                        Foodmaker, Inc. and Subsidiaries
                       Selected Financial Data (unaudited)
                      (in thousands except per share data)

      Unaudited Consolidated Balance Sheet Data:
                                                                 July 7, 1996            October 1, 1995
                                                                 ------------            ---------------
      Current Assets                                               $ 87,302                $  97,889
      Noncurrent Assets                                             554,699                  564,785
      Current Liabilities                                           141,601                  132,017
      Noncurrent Liabilities                                        454,883                  499,404

      Unaudited Consolidated Statements of Operations Data:
                                                                           Forty Weeks Ended
                                                                 --------------------------------------
                                                                 July 7, 1996              July 9, 1995
                                                                 ------------              ------------
      Gross Revenues                                             $  823,752                $ 767,416
      Costs and Expenses (including taxes)                          809,534                  840,231
                                                                 ----------                --------
      Net Earnings (Loss)                                        $   14,218                $ (72,815)
                                                                 ==========                =========

      Net earnings (loss ) per share - primary and fully diluted $      .36                $   (1.88)
                                                                 ==========                =========

The following discussion is based on information reported by Foodmaker for the forty-week period ended July 7, 1996 as compared to the forty-week period ended July 9, 1995.

Foodmaker revenues increased $56.4 million, or 7.3%, to $823.8 million in 1996 from $767.4 million in 1995 principally due to an increase in restaurant sales, offset in part by a decline in distribution sales.

Sales by Foodmaker-operated Jack In The Box restaurants increased $74.9 million reflecting increases in both per store average sales and in the average number of restaurants. Per store average sales for comparable restaurants which increased 8.2% continued to improve under Foodmaker's marketing program which features a new advertising campaign, new product introductions and aggressive value-priced product alternatives. The average number of Foodmaker-operated restaurants increased to 867 in 1996 from 832 in 1995, reflecting the addition of new restaurants and the acquisition of restaurants from franchisees. Distribution sales of food and supplies declined approximately $21.1 million primarily due to a decline in sales to franchisees of $9.8 million. Jack In The Box franchisees have formed a purchasing cooperative and contracted with another supplier for distribution services. Foodmaker indicates that the loss of these low profit margin sales is not expected to have a material effect on its profits. Distribution sales to Family Restaurants, Inc. (FRI) and others also declined $11.3 million in 1996 compared to the same period in 1995.

Foodmaker recorded a loss in 1995 relating to its equity in FRI of $57.2 million, resulting from the complete write-down of its investment in FRI due to the write-off by FRI of the goodwill attributable to its Chi-Chi's Mexican restaurant chain. Restaurant costs of sales increased $17.7 million to $187.5 million principally due to the costs related to increased restaurant sales. Restaurant operating costs for Jack In The Box increased $25.4 million primarily due to the increase in average number of Foodmaker-operated restaurants and variable costs associated with increased sales. These costs declined as a percentage of sales in 1996 in comparison to the similar period in 1995 due to lower percentages of restaurant labor, operations administrative costs and fixed expenses. Costs of distribution sales declined $20.5 million to $115.2 million, consistent with the decline in distribution sales. Selling, general and administrative expenses for Jack In The Box increased $2.4 million. Advertising and promotion costs increased $12.3 million in comparison to the similar period in 1995 due to costs of aggressive promotions and increased advertising related to higher sales in 1996.

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

Part II -- Other Information
----------------------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a) For electronic filing purposes only, this report contains the following exhibits filed as part of this Form 10-Q with the Securities and Exchange Commission. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-K.

         27       Financial Data Schedule

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


                            FRANCHISE FINANCE CORPORATION OF AMERICA

Date:  November 12, 1996             By /s/ John R. Barravecchia
                                 ---------------------------------------------
                                 John R. Barravecchia, Chief Financial Officer and Treasurer



Date: November 12, 1996              By /s/ Catherine F. Long
                                 ---------------------------------------------
                                 Catherine F. Long, Vice President Finance
                                 and Principal Accounting Officer

                                  EXHIBIT INDEX

For electronic filing purposes only, this report contains Exhibit 27, Financial Data Schedule.