Form 10-K
period 1996-12-31
FRANCHISE FINANCE CORP OF AMERICA
filed 1997-02-21
CIK 908527

FORM 10-K


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended December 31, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from ______________ to _______________

Commission File Number 1-13116


                    FRANCHISE FINANCE CORPORATION OF AMERICA
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                                    86-0736091
------------------------                                     -------------------
(State of incorporation)                                     (I.R.S. Employer
                                                             Identification No.)

The Perimeter Center
17207 North Perimeter Drive
Scottsdale, Arizona                                                  85255
----------------------------------------                           ----------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code:  (602) 585-4500

Securities Registered Pursuant to Section 12(b) of the Act:

         Title of each class           Name of each exchange on which registered
         -------------------           -----------------------------------------
Common Stock, par value $.01 per share               New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:  None


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 3, 1997 was $1,023,754,160.

         The number of shares of the Registrant's $.01 par value common stock as of February 3, 1997 was 40,564,076.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III, Items 10, 11, 12 and 13 are incorporated by reference to the definitive proxy statement for the Registrant's Annual Meeting of Shareholders to be held on May 6, 1997, to be filed pursuant to Regulation 14A.

PART I

Item 1.  Business.

Background

         Franchise Finance Corporation of America ("FFCA") is the largest independent company in the United States dedicated primarily to providing real estate financing to the chain restaurant industry. FFCA was incorporated in the state of Delaware in 1993 and is successor to Franchise Finance Corporation of America I ("FFCA I"), a Delaware corporation, and eleven public limited partnerships which were merged into FFCA on June 1, 1994. FFCA, together with its predecessors, has been engaged in the financing of chain restaurant real estate since 1981. At December 31, 1996, FFCA had interests in over 1,800 restaurant properties operated by approximately 400 restaurant operators in over 35 restaurant chains located in 46 states. FFCA is a fully integrated and self-administered real estate investment trust ("REIT"). The common stock of FFCA began trading on the New York Stock Exchange on June 29, 1994 under the symbol "FFA."

         In 1996, FFCA completed a number of transactions that have, or are expected to have, an impact on its results of operations and financial condition. In June 1996, FFCA completed its first securitization transaction. Certain mortgage loans originated by FFCA and its predecessors totaling $178.8 million were securitized on June 27, 1996 and Secured Franchise Loan Pass-Through Certificates (the "Certificates") were sold to investors. The servicing rights on these mortgage loans and any additional payments based upon a participation in the gross sales of the restaurant or specified contractual increases ("Participations") were retained by FFCA. FFCA also retained certain interests in approximately 12.5% of the aggregate mortgage loan principal balance through the purchase of subordinated investment securities of the securitization trust and, in addition, purchased the interest-only certificate. In order to facilitate the loan origination and securitization process in the future, FFCA formed FFCA Mortgage Corporation during 1996. This taxable affiliate was created primarily to originate mortgage loans which will comprise future securitization pools. In response to customer needs, FFCA expanded its array of financial products in 1996 with the introduction of its variable rate loan product and held $20 million in aggregate principal amount of variable rate loans at December 31, 1996.

         The statements contained in this report, if not historical, are forward-looking statements and involve risks and uncertainties that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements. These statements are identified with the words "anticipated," "expected," or "plans". Therefore, forward-looking statements should not be relied upon as a prediction of actual future results or occurrences.

Business Strategy

         FFCA's primary strategy is to finance chain restaurant properties which are operated by experienced multi-unit restaurant operators in established restaurant chains through mortgage loans and sale-leaseback  transactions.  The sale-leasebacks  entered into by FFCA are retained in its portfolio and generally provide for base rentals plus Participations. In addition, FFCA will purchase existing chain restaurant properties which are subject to leases already in place. The mortgage loans to be originated by FFCA and its affiliates will generally be pooled and sold in securitized offerings, with FFCA retaining interests in the pool in the form of subordinated securities, interest-only securities and mortgage servicing rights. Restaurants financed by FFCA are generally operated by multi-unit operators which include both chain restaurant franchisors and franchisees. Approximately 90% of the restaurant properties financed by FFCA are fast food restaurants in chains such as Arby's, Burger King, Hardee's, Jack in the Box, Kentucky Fried Chicken, Pizza Hut, Taco Bell and Wendy's. Most of the remaining properties financed by FFCA are part of midscale and casual dining chains, such as Applebee's and Denny's.

         Since 1980, members of FFCA's management group have gained extensive experience in the development and refinement of systems of operation, management and research which have enhanced FFCA's ability to identify, evaluate and structure new investments. FFCA's experience in the chain restaurant real estate industry results in efficient in-house performance of virtually every aspect of real estate acquisition and management and is reflected in FFCA's eight departments, which include Accounting, Asset Management, Corporate Finance, Information Systems, Investor Relations, Legal Services, Property Management and Research and Underwriting.

         FFCA's principal  business objective is to increase cash flow per share
(i) through continued investment activity, (ii) by controlling expenses through greater economies of scale, (iii) through the receipt of contractual lease escalations and (iv) by increasing its use of internally-generated cash flow for investments. Management seeks to achieve growth in cash flow, while maintaining low portfolio investment risk through diligent adherence to its tested underwriting criteria, investment diversification and a conservative capital structure.

         FFCA intends to provide real estate capital to large, multi-unit chain restaurant operating companies principally through sale-leaseback transactions and mortgage loans. FFCA also occasionally provides financing for equipment located at the restaurant properties for which it provides real estate financing. Consistent with its experience between June 1994 and December 1996, chain restaurant properties financed by FFCA are anticipated to be primarily existing locations which are either being refinanced or financed in connection with acquisitions by restaurant operating companies. FFCA also provides capital for new restaurant development which is typically in, or adjacent to, established markets where the restaurant chain brand is recognized.

         FFCA structures its investments to enhance the stability of its cash flows. FFCA's sale-leaseback transactions are triple-net leases which provide that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance costs. Therefore, FFCA is generally not required to make significant capital expenditures in the properties which it owns and leases to chain restaurant operators. Both FFCA's sale-leaseback and mortgage financings are generally for twenty-year terms and mortgage products are generally fully amortizing over the term of the loans.

         FFCA continually monitors and administers its investments to enhance the stability of its cash flows. FFCA's eight departments include Asset Management, Legal Services and Property Management which together serve to monitor all aspects of portfolio performance. FFCA's properties are regularly inspected by an in-house appraisal staff to monitor asset condition. Financial data is regularly collected on the restaurant locations financed by FFCA to determine their profitability. Asset Management staff monitor payment receipts, as well as property tax and insurance compliance. Lease and mortgage payments are generally collected by electronic account debits on the first day of each month. Underperforming and non-performing leases and loans are administered by Property Management and Legal Services personnel who also supervise the in-house administration of property dispositions and tenant substitutions. FFCA has an established record of identifying and resolving underperforming and non-performing leased assets, with an average time of approximately six months to relet or sell such properties.

         FFCA's investments are diversified by geographic region, restaurant operator and restaurant chain. FFCA's future investments are anticipated to be funded through a combination of debt and equity issuances, internally-generated cash and the securitization of mortgage loans.

Information Systems

         To enhance its investment evaluation and origination, FFCA has invested extensively in information systems which are specific to the chain restaurant industry. FFCA's databases include specific chain restaurant location data for over 100,000 locations in the United States, including demographic information, traffic volumes and information regarding surrounding retail and other commercial development that generate customer traffic for restaurants. FFCA also maintains a database of approximately 7,000 chain restaurant industry participants, as well as databases of restaurant-level financial performance for existing and prospective clients. FFCA has the ability to integrate the information in its locations, participants and restaurant-level financial databases in a mapping system which contains demographic, retail space, traffic count and street information for every significant market in the United States. FFCA has also collected extensive data regarding management practices within the chain restaurant industry, franchisor practices and industry trends.

         FFCA has internally developed portfolio management systems suited to its specialized focus on the chain restaurant industry. As a result of the development by FFCA of its automated systems technology, FFCA can monitor large diversified portfolios by exception, including lease and mortgage payments made through automated bank account debits, property taxes, property insurance coverage and property financial performance.

         The information collected by FFCA is actively used to assess investment opportunities, measure prospective investment risk, evaluate portfolio performance and manage underperforming and non-performing assets. FFCA publishes research on the chain restaurant industry which includes observations of industry issues and trends, areas of growth, and the economics of chain restaurant operation. FFCA has also employed its client and collections data from over fifteen years to develop statistical models which aid in the evaluation of potential investments. FFCA intends to continually develop, improve and use its restaurant industry knowledge through research and broader application of information technology to lower portfolio risk, improve performance and improve its competitive advantage.


Investment Criteria

         Real estate investment opportunities undergo an underwriting process designed to maintain a conservative investment profile. The process includes a review of the following factors:

o Restaurant Profitability. FFCA seeks to invest in restaurant real estate where the underlying operations provide adequate cash flow to support lease or mortgage payments.

o Restaurant Investment Amount. FFCA seeks to invest in properties for amounts which are not in excess of their fair market value.

o Site Considerations. FFCA seeks to invest in high profile, high traffic real estate which it believes exhibits strong retail property fundamentals.

o Market Considerations. FFCA seeks to emphasize investments in properties used by restaurant systems having significant area market penetration.

o Operating Experience. FFCA seeks to invest in properties of multi-unit restaurant operators with strong restaurant industry backgrounds.

o Credit Considerations. FFCA's investments have full tenant or borrower recourse. Many of FFCA's leases and mortgages also have recourse to guarantors who are owners or affiliates of the tenant or borrower. FFCA reviews tenant, borrower and guarantor financial strength to assess the availability of alternate sources of payment in the event that cash flow from restaurant operations might be insufficient to provide lease or mortgage payments.

o Physical Condition. FFCA seeks to invest in well-maintained existing properties or in newly constructed properties. FFCA has a staff of appraisal professionals who conduct physical site inspections of each property financed by FFCA.

o Restaurant Chain Suitability. FFCA seeks to primarily invest in real estate used by large national and regional chain restaurant systems having annual system-wide sales of more than $250 million.

o    Environmental  Considerations.   FFCA  engages   outside  professionals  to
     independently conduct Phase I environmental assessments for all new financings. Phase II environmental assessment reports are also prepared if recommended by the Phase I assessments. FFCA will not finance a property if a Phase II report indicates evidence of significant environmental concerns.

Chain Restaurants

         Although an individual restaurant's sales may vary by season, FFCA does not believe that any aspect of its business is significantly seasonal in nature. FFCA's portfolio is generally diversified by restaurant concept; however, FFCA may be dependent to a certain extent upon one or more of the franchisors or restaurant concepts since a failure of any of the franchisors or restaurant systems to support their franchisees or restaurants could result in financial difficulty for such franchisees and affect the ability of the franchisees to make payments to FFCA. FFCA is not affiliated with any of the franchisors or franchisees.

         The following table sets forth the interests held by FFCA in restaurant concepts as of December 31, 1996. The restaurant chain distribution shown below does not represent concentration of specific tenants under lease or mortgage loan agreements. These agreements are with the restaurant operators, not the restaurant chains, and there are over 400 restaurant operators represented within FFCA's investment portfolio.

 Restaurant Chain Distribution by Number of Restaurants as of December 31, 1996

                                                                  Number of Restaurants
                                               -------------------------------------------------------------
                                                                  FFCA                                         Percentage
                                                                Mortgage         Securitized                       of
                    Chain                         FFCA        Corporation       Interests (2)      Total         Total
                                                                  (1)
----------------------------------------------- ---------- ------------------- ----------------- ----------- ---------------

Arby's                                             189            40                 79             308           16%
Burger King                                        170            88                 35             293           16%
Hardee's                                           163             1                 19             183           10%
Jack in the Box                                    170             1                                171            9%
Wendy's                                            146             8                                154            8%
Kentucky Fried Chicken                              70             2                 28             100            5%
Taco Bell                                           69             5                  3              77            4%
Mrs. Winner's                                        9                               66              75            4%
Applebee's                                          22            11                  5              38            2%
Black Eyed Pea                                      38                                               38            2%
Lee's Chicken                                       38                                               38            2%
Fuddruckers                                         24                                               24            1%
Perkins                                             23                                               23            1%
Whataburger                                         21                                               21            1%
Denny's                                             11             7                                 18            1%
Pizza Hut                                           13                                               13            1%
Bojangles                                           11                                               11            1%
Non-restaurant properties                            7                                                7            1%
All other restaurant concepts                      238            31                  8             277           15%
                                                ----------------------------------------------------------------------------
                    Totals                       1,432           194                243           1,869          100%
                                                ============================================================================

----------

(1) FFCA Mortgage Corporation is an affiliate of FFCA which originates mortgage loans held for sale.
(2)  Represents   securitized  mortgage  loans  in  which  FFCA  holds  residual interests.

         One restaurant operator, Foodmaker, Inc. ("Foodmaker"), contributed 10.9% of FFCA's total rental and mortgage loan interest revenues in 1996. Foodmaker accounted for 12.5% and 14% of FFCA's total rental and mortgage loan interest revenues in 1995 and 1994, respectively. Foodmaker operates and franchises Jack in the Box restaurants. The relative decrease in revenue from Foodmaker between 1994 and 1996 is due to the fact that FFCA's portfolio is growing and, as a result, Foodmaker is becoming a relatively smaller portion of the entire portfolio. This decrease is expected to continue. For information on Foodmaker, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Tenant Concentration" in Item 7 below.

Competitive Conditions

         The financing of chain restaurant real estate for multi-unit chain restaurant operating companies is both competitive and fragmented, and competition exists in every geographic market in which FFCA seeks to invest. Other competing participants include banks, insurance companies, finance companies and leasing companies. FFCA is the largest independent company in the United States dedicated primarily to providing real estate financing to the chain restaurant industry, even though it has less than a two percent share of the chain restaurant real estate market.

         FFCA believes that it has several competitive advantages which enable it to be selective with respect to its real estate investments. The capitalization of FFCA permits it to make both large and small real estate investments and to obtain capital from numerous sources at competitive rates. FFCA's real estate investments comprise properties which are diversified by restaurant operator, restaurant chain and geographic location. Diversification reduces risk and has a favorable impact upon FFCA's access to, and cost of, capital. FFCA's "Preferred Client Program" is designed to offer forward financing commitments and a streamlined financing process for leading chain restaurant operators in order to build on long-term business relationships instead of the historic industry practice of financing real estate on an inefficient, transaction-by-transaction basis. FFCA believes it offers superior client service resulting from continuity of its management and industry specialization and knowledge. FFCA also believes that its ability to provide both sale-leaseback financing and mortgage loans (including a variable-rate loan product introduced in 1996) improves the restaurant operators' financing flexibility and provides a competitive advantage to FFCA in providing financing opportunities.

The Food Service Industry

         The food service industry, as defined by the U.S. Department of Commerce, is one of the largest sectors of the nation's economy. During 1996, the industry generated an estimated $308 billion of revenue, representing approximately 4.1% of the Gross Domestic Product ("GDP") of the United States. The food service industry grew at an estimated inflation-adjusted rate of 1.7% during 1996, as compared to a 2.5% increase in the GDP for the same year. This was the second consecutive year of declining real growth rates for the industry, after three consecutive years of real growth increases.

         FFCA management anticipates that slow new restaurant development will have a minimal impact on its ability to generate new investments. In recent years, investments in newly-constructed restaurants have been a small percentage of new business for FFCA. In 1996 and 1995, the percentage of FFCA new business related to existing restaurants (as compared to new restaurant construction) was 85% and 90% respectively. Although the number of total restaurants in the U.S. may not expand significantly, the dynamics at each chain are different. While one chain may close many restaurants, other chains may expand significantly. For new acquisitions, FFCA plans to target chains which are expanding, and plans to do very little new restaurant development for chains which are decreasing in size or experiencing low growth rates.

         The food service industry is composed of three major food segments: commercial, institutional and military. The commercial food service sector of the food service industry includes a category identified as "Total Eating
Places," which represents fast food, midscale and upscale restaurants in addition to commercial cafeterias, social caterers and ice cream, frozen-custard and yogurt retail outlets. Within the restaurant industry, the fast food group is typically defined as those restaurants perceived by consumers as fast food or take-out establishments without table service, specializing in pizza, chicken, hamburgers and similar food items. The upscale group typically represents casual and fine dining restaurants that accept major credit cards, offer an improved level of table service and provide full liquor service. The midscale group comprises those restaurants that do not meet the criteria for fast food or upscale. Although these segments can be further differentiated by price, it is consumer perception, as well as average meal ticket, that influence how individual restaurant chains are categorized. Research indicates that an average fast food meal ticket approximates $3, a midscale meal ticket averages between $5 and $18, and an upscale meal ticket is usually in excess of $18.

         Restaurant industry growth has exceeded total food service industry growth during the past ten years, as the percentage of food consumed away from home, as compared to total food consumption, has increased significantly. Sales in the restaurant industry have increased by $59 billion during the past ten years, while total expenditures on food and beverages everywhere have increased only $55 billion. This means that full service and fast food restaurants have actually taken business away from grocery and other retail outlets, which have had declining revenues from food in the past ten years. The full service and fast food groups now comprise 65% of the food service industry.

         The restaurant industry will continue to experience consolidation, as the largest chains become increasingly dominant in an industry where cost control and economies of scale are critical. During the past decade, restaurant chains have increased market position in comparison to independent restaurant companies by achieving economies of scale and by developing strong brand equity. In fact, in comparison to the restaurant industry as a whole, the top 100 chains have shown an increase in their percentage of restaurants since 1980, from 25% to 32% of total U.S. restaurants, and their revenues have increased from 40% to 48% of total U.S. revenues during the same period. Much of the chains' market share gains in the past, came at the expense of small, independent operators, who tended to be less sophisticated and less focused on new restaurant development. The top chains may face greater chain-versus-chain competition, however, rather than chain-versus-independent competition.

         The fast food group generated an estimated 32% of total food service industry revenues, and 47% of total restaurant industry revenues, during 1996. Nominal sales growth for the fast food group averaged 7.4% per year during 1985 to 1995. Growth in the fast food group, driven by value and convenience factors, should continue to outpace growth in most other parts of the food service industry during 1997.

         Successful fast food operators have developed a low-cost structure, through a focus on efficient meal preparation processes and a strong retail distribution network, that provides convenient, quality meals at affordable prices. Successful fast food operators have relatively simple operations which contribute to their success as low-cost providers. Computerization has resulted in more efficient scheduling of labor; slightly more than 25% of table service operators used computers when scheduling employees in 1990, compared with almost 50% in 1996.

         Over 90% of FFCA's portfolio is represented by fast food restaurants which include, but are not limited to, Arby's, Burger King, Hardee's, Jack in the Box, Kentucky Fried Chicken, Pizza Hut, Taco Bell, Whataburger and Wendy's. Midscale restaurant chains represented in FFCA's portfolio include Applebee's, Black Eyed Pea, Denny's, T.G.I. Friday's and Fuddruckers. FFCA anticipates that its investment emphasis will continue to emphasize fast food properties, although the proportion of midscale and upscale establishments may increase.

Restaurant Chains

         In addition to the concentration on real estate for fast food restaurants, FFCA's investment focus has been on real estate which is used by the national and regional restaurant chains. According to Restaurant Consulting Group, a national consulting group which specializes in the restaurant industry, restaurant chains having three or more properties accounted for approximately 45% of all restaurants in the United States in 1995. The majority of these properties are fast food restaurants, with others generally in the midscale segment. Of the slightly more than 180,000 restaurants having an identified restaurant concept as of December 31, 1995, approximately 91,500 were within the 40 largest restaurant chains. Each of these restaurant chains had 1995 projected total system-wide sales exceeding $500 million.

         FFCA believes that the largest national restaurant chains, along with prominent regional chains, are best positioned to compete effectively and retain or increase market share in the food service industry. These chains have strong regional or national presence which provide them with a "brand equity" which translates into resilience within a mature and competitive industry. Accordingly, FFCA believes that a diversified portfolio of real estate investments primarily centered in major restaurant chains will lower investment risk. Restaurant chains with numerous corporate locations and extensive franchisee networks have effectively become significant food distribution systems with distinct competitive advantages over smaller chains and many independent restaurant operators. The establishment of such food distribution networks requires significant time and effort which results in certain restaurant chains having longer-term track records and more predictable performance patterns. This has resulted in the larger restaurant chains gaining greater dominance in the industry and growth in market share. However, the chain restaurant industry is a regional-market type of business and nationally prominent restaurant chains often have definitive regional areas of strength and weakness. Therefore, FFCA's investment policy emphasizes strong restaurant operators who can successfully manage known restaurant chains in their markets and also takes into account the strength of specific restaurant chains.

Regulation

         FFCA, through its ownership and financing of real estate, is subject to a variety of environmental, health, land-use, fire and safety, and other regulation by federal, state and local governments that affects the development and regulation of chain restaurant properties. FFCA's leases and mortgage loans impose the primary obligation for regulatory compliance on the operators of the restaurant properties. Subject to the environmental discussion below, in most instances, FFCA does not have primary responsibility for regulatory compliance and any obligation of FFCA would be based upon the failure of restaurant operators to comply with applicable laws and regulations.

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

         Environmental assessments have been performed on each property financed by FFCA since 1994, as is the current practice in the real estate industry. Properties acquired from FFCA's predecessors did not have environmental audits performed either at the time FFCA acquired the properties from its predecessors or when such properties were acquired by such predecessor entities. FFCA is not currently a party to any litigation or administrative proceeding with respect to any property's compliance with environmental standards. Furthermore, FFCA is not aware of nor does it anticipate any such action, or the need to expend any of its funds in the foreseeable future in connection with its operations or ownership of existing properties which would have a material adverse effect upon FFCA.

         No portion of FFCA's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States Government. FFCA does not manufacture any products and therefore does not require any raw materials in order to conduct its business.

Recent Legislation

         FFCA, as the owner or lender with respect to chain restaurant real estate, was not materially or directly affected by recent legislation in 1996. However, restaurant operators under lease and loan agreements with FFCA may be affected by recent legislation. This legislation includes the Minimum Wage Increase Act of 1996, which increased the federal minimum wage to $4.25 per hour through September 1996, to $4.75 per hour from October 1996 through August 1997, and not less than $5.15 per hour beginning September 1997. To the extent that restaurant operators are unable to increase prices to reflect higher labor costs or to more efficiently use existing labor, the profitability and cash flow of a restaurant may decrease. The effect of the increase in minimum wages may be minimal for those restaurant operators who are required to pay higher wages because of market conditions.

Item 2.  Properties.

         FFCA and its affiliates have provided financing to the chain restaurant industry primarily through sale-leaseback and mortgage loan financing transactions. At December 31, 1996, FFCA had interests in 1,869 restaurant properties through various investments. FFCA's portfolio included 1,432 restaurant properties represented by investments in real estate and mortgage loans receivable, 243 properties represented by securitized mortgage loans in which FFCA holds a residual interest and 194 properties represented by mortgage loans originated and held by FFCA's affiliate, FFCA Mortgage Corporation. Of the 1,432 restaurant properties included in FFCA's investment portfolio at December 31, 1996, FFCA has an ownership interest in 1,351 restaurant properties on a fee-simple basis in which FFCA holds title to the restaurant property (the "owned" properties). FFCA also holds title to the restaurant equipment on approximately one-fourth of these properties. The real estate owned by FFCA consists of the land and buildings comprising each chain restaurant property, except for approximately 26 properties at December 31, 1996 on which FFCA holds title to the land only and made mortgage loans for the related restaurant buildings (the "hybrid mortgages"). In addition to the base interest, the mortgage loan agreements generally provide for additional interest payments based on a percentage of the mortgagor's gross restaurant sales. The remaining restaurant properties represent mortgage loan financing transactions in which FFCA holds a first mortgage on the land and buildings comprising the restaurant properties (the "financed properties"). The properties owned by FFCA and the land related to the hybrid mortgages are leased to the restaurant operators under long-term net leases.

         FFCA also owns its corporate headquarters located at The Perimeter Center in Scottsdale, Arizona, consisting of approximately 60,000 square feet of building on approximately five acres of land. The land and building comprising FFCA's corporate headquarters serve as collateral on the related mortgage note payable.

         FFCA's chain restaurant properties are typically located on commercial corridors with significant automobile traffic and are characterized by high visibility and easy access required for retail property. Locations generally fall into five categories, including shopping center and mall pad or outparcel sites, interstate highway locations, central business district locations, residential neighborhood locations and retail and commercial corridor locations. A restaurant is located on each of the properties except seven, which were converted to other uses, such as a bank and an optical retail outlet.

         Generally, all restaurants owned or financed by FFCA are free-standing and surrounded by paved parking areas. The land size for a typical chain restaurant generally ranges from 15,000 to 50,000 square feet, with original acquisition costs generally ranging from $75,000 to $700,000. The restaurant buildings are principally of the current design of the restaurant concept and are rectangular buildings constructed from various combinations of stucco, steel, wood, brick and tile. Buildings generally range from 1,500 to 4,000 square feet in size, with the larger restaurants having a greater seating capacity and equipment area. Site preparation varies depending upon the area in which the restaurant is located and on the size of the building and site. Building and site preparation costs generally range from $150,000 to $750,000 for each restaurant.

         Management believes that its chain restaurant properties are covered by adequate comprehensive liability, fire, flood and extended loss insurance provided by reputable companies, with commercially reasonable and customary deductibles and limits. Certain types and amounts of insurance are required to be carried by each restaurant operator under the financing agreements with FFCA. There are, however, certain types of losses (such as from wars or earthquakes) that may be either uninsurable or not economically insurable in some or all locations. In certain circumstances FFCA may permit a restaurant operator to self-insure for certain types of losses. An uninsured loss could result in a loss to FFCA of both its capital investment and anticipated revenue from the affected property.

         FFCA's lease and mortgage loan financing documents require each restaurant operator to make any expenditure necessary to comply with applicable laws and as may be required under any applicable franchise agreement; therefore, FFCA is generally not required to make significant capital expenditures in connection with any property it financed. Capital expenditures in 1996 amounted to approximately $16,000 and amounted to approximately $40,000 each year in 1995 and 1994.

         As of February 3, 1997, FFCA and its affiliates owned or had financed 1,870 properties in 46 states and all but 28 of the properties were being leased or were performing under a mortgage loan agreement. Of these nonperforming properties, ten are being actively remarketed and 18 are currently held for sale after extensive efforts to remarket these properties did not produce suitable lessees. Vacant properties held for sale represent less than one percent of FFCA's total real estate investment portfolio.

         FFCA invests in chain restaurant real estate throughout the United States. No one property is a principal property of FFCA, because each property represents less than one percent of FFCA's total assets. Reference is made to the Schedule of Real Estate and Accumulated Depreciation (Schedule III) filed with this Report for a summary of the geographic diversity of the properties owned by FFCA as of December 31, 1996. In addition, FFCA has financed, through mortgage loans, certain chain restaurant properties located throughout the United States. Reference is made to the Schedule of Mortgage Loans on Real Estate (Schedule IV) filed with this Report for a summary of properties financed through mortgages.

         During 1996, approximately 80% of FFCA's revenues were derived from net lease equity real estate investments. The leases have been originated by FFCA and its predecessors since 1981. The leases are generally 20 years in length with two or four five-year renewal options. The expiration schedule of the initial term of FFCA's leases extends through 2017, with a weighted term of such investments of 11.5 years as of December 31, 1996. Approximately 20% of FFCA's lease revenues are derived from leases which expire in 2005, with 12% and 11% of FFCA's lease revenues being derived from leases which expire in 2015 and 2016, respectively. In all other years, the lease expirations are less than 10% of total lease revenues. With expected continued investment activity, FFCA anticipates that its exposure to annual lease expirations will become more diversified.

Item 3.  Legal Proceedings.

         FFCA is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against FFCA or its properties, other than routine litigation arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of FFCA's security holders during the fourth quarter ended December 31, 1996.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Market Information

         FFCA's common stock is currently traded on the New York Stock Exchange ("NYSE") under the symbol FFA. FFCA began trading on the NYSE on June 29, 1994. The following table sets forth the high and low sales prices per share as quoted by the NYSE for the following quarters of the fiscal years indicated:


                                         Sales Prices           Distributions
                                         ------------           -------------
         Fiscal 1996                   High          Low
         -----------                   ----          ---
         Fourth Quarter              $27.812       $22.500           $ .45
         Third Quarter                24.500        22.250             .45
         Second Quarter               23.125        18.750             .45
         First Quarter                23.500        19.250             .45
                                                                     -----
                                                                     $1.80
                                                                     =====
         Fiscal 1995
         -----------
         Fourth Quarter                23.375        19.750          $ .45
         Third Quarter                 22.500        20.375            .45
         Second Quarter                21.750        17.750            .45
         First Quarter                $20.000       $17.250            .45
                                                                     -----
                                                                     $1.80
                                                                     =====
---------------

         Future distributions will be dependent upon cash flow from operations, financial position and cash requirements of FFCA. Management of FFCA anticipates that cash generated from operations will be sufficient to meet operating requirements and provide the level of shareholder distributions required to maintain its status as a REIT.

Holders

         There were 20,300 holders of record of FFCA's shares of common stock as of February 3, 1997; however, FFCA believes the total number of shareholders of FFCA to be in excess of 75,000 since certain shares are held by nominees.

Dividend Reinvestment Plan

         FFCA has a dividend reinvestment plan (the "Plan") which allows shareholders to acquire additional shares of FFCA common stock by automatically reinvesting dividends. Shares are acquired pursuant to the Plan at a price equal to 98% of the market price of such shares on the dividend payment date, without payment of any brokerage commission or service charge. Shareholders who do not participate in the Plan continue to receive dividends, as declared. As of February 3, 1997, shareholders owning approximately 7.2% of the outstanding shares participate in the Plan.

Item 6.  Selected Financial Data.

         The selected financial data presented in the table below summarizes certain consolidated financial information of FFCA and its wholly-owned subsidiaries, as well as that of its predecessor companies, for the five years in the period ended December 31, 1996. The merger of FFCA with its predecessors occurred on June 1, 1994 and was accounted for as a reorganization of affiliated companies under common control in a manner similar to a pooling of interests. Under this method, the assets and liabilities of the public limited partnerships and FFCA I were carried over at their historical book values and their operations have been recorded on a combined historical basis.

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

 In thousands, except per share data                     1996          1995         1994         1993         1992
                                                                                  (as restated on a combined basis)
-----------------------------------------------------------------------------------------------------------------------
 Operations Data(a)
     Total revenues                                      $121,166      $102,583    $91,062        $93,789      $95,572
     Income before gain (loss) on sale of property and
           other costs                                     60,036        52,816     51,319         53,867       53,044
     Gain on Sale of Property (c)                           9,899           977      2,784           (156)      (2,858)
     Income before extraordinary item(d)                   68,539        53,793     25,905(b)      53,711       50,186
     Net income (b)                                        68,539        51,329     25,905(b)      53,711       50,186
     Funds from operations(e)                              79,492        73,539     73,720         76,571       78,080
     Dividends/Distributions  declared                     72,846        72,471     75,913         75,200       77,901
     Per share:
           Income before gain (loss) on sale of property
              and other costs                               $1.48         $1.31      $1.27          $1.34        $1.32
           Income before extraordinary item(d)              $1.69         $1.33      $0.64          $1.33        $1.25
           Net income                                       $1.69         $1.27      $0.64          $1.33        $1.25
           Dividends/Distributions  declared                $1.80         $1.80      $1.82          $1.86        $1.94
     Weighted average common and common
           equivalent  shares outstanding                  40,603        40,294     40,251         40,251       40,251

 ----------------------------------------------------------------------------------------------------------------------
 Balance Sheet Data(a)
     Real estate owned, at cost                          $868,215      $794,580   $681,126       $661,576     $685,338
     Mortgage loans receivable                             57,808       199,486     65,980         38,091       42,038
     Note receivable from affiliate                       147,616            --         --             --           --
     Other investments                                     37,836            --         --             --           --
     Total assets                                         988,776       843,504    612,228        619,443      643,113
     Notes payable                                        298,956       198,702         --             --           --
     Borrowings under line of credit                      150,500       110,000     59,000             --           --
     Other debt                                             8,500         8,500      8,500         10,942       12,540
     Shareholders' equity                                $495,370      $493,817   $514,107       $576,775     $598,264

 ---------------
 (a) The information for periods prior to June 1, 1994 is, in effect, a restatement of the historical operating results of FFCA I and the public limited partnerships as if they had been consolidated since January 1, 1992. The per share amounts for the same periods were computed as if 40.251 million shares of FFCA stock were outstanding each year.

 (b) Net income for the year ended December 31, 1994 was impacted by REIT transaction costs recognized upon consummation of the merger of FFCA and its predecessor entities.

 (c) Results of operations may be largely impacted by gains or losses on the sale of properties or as a result of securitization transactions. Of the 1996 gain on the sale of property, $7.1 million relates to the securitization transaction completed in 1996.

 (d) Income before extraordinary item excludes debt extinguishment charges of $2.5 million in 1995.

(e) Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") to mean net income (loss) determined in accordance with generally accepted accounting principles, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustment for unconsolidated partnerships and joint ventures. Effective January 1, 1996, NAREIT modified the definition of FFO to, among other things, eliminate amortization of deferred financing costs and depreciation of non-real estate assets as items added back to net income when computing FFO. The modified definition of FFO became effective as of January 1, 1996, at which time FFCA adopted the modified definition. FFO for years prior to 1996 have been restated to conform with the modified definition.

Item 7.   Management's Discussion and Analysis of
          Results of Operations and Financial Condition.

General

         Franchise    Finance    Corporation   of   America    ("FFCA")   is   a
self-administered  real  estate  investment  trust  ("REIT")  which  exclusively addresses the financing needs of the chain restaurant industry. FFCA and its affiliates provide a one-stop finance source to the nation's chain restaurant systems through various financial products, including sale-leaseback transactions, mortgage loans, restaurant equipment loans and construction financing. At December 31, 1996, FFCA had interests in 1,869 restaurant properties through various investments. FFCA's portfolio included 1,432 restaurant properties represented by investments in real estate and mortgage loans receivable, 243 properties represented by securitized mortgage loans in which FFCA holds a residual interest and 194 properties represented by mortgage loans originated and held by FFCA's affiliate, FFCA Mortgage Corporation. These restaurants are operated by approximately 400 experienced restaurant operators in over 35 established chains throughout the United States.

Results of Operations

Year ended December 31, 1996
compared to year ended December 31, 1995

         FFCA had net income of $68.5 million ($1.69 per share) in 1996 as compared to income of $53.8 million before an extraordinary loss on the retirement of debt and a net income of $51.3 million ($1.27 per share) in 1995. Revenues rose 18% to $121 million in 1996 from $103 million in 1995 primarily due to the growth in FFCA's portfolio.

         FFCA's primary source of revenues continues to be rental revenues generated by its portfolio of restaurant properties leased to restaurant operators on a triple-net basis. Over half of the $18.6 million increase in total revenues between 1995 and 1996 related to a net increase in rental revenues. New investments in property subject to operating leases totaled $128 million in 1996. Base lease rates on these new investments ranged from 10.25% to 12.2%, with a weighted average rate of 10.55%. Since these property purchases occurred throughout the year, their weighted average balance in 1996 is equivalent to approximately $60 million of investments and the impact of these investments was an increase in rental revenues during 1996 approximating $6.5 million. (The annual impact of these investments on revenue is expected to approximate $13.5 million). The full effect of 1995 investments on revenue in 1996 contributed approximately $7.5 million to the increase in rental revenues. Partially offsetting these increases were decreases in revenue related to the sale of property and the expiration of original equipment leases in 1996 and 1995.

         Generally, the leases in FFCA's portfolio also provide for contingent rentals based on a percentage of the gross sales of the related restaurants. Such contingent rentals totaled $5 million in 1996 as compared to $4 million in 1995. The increase primarily relates to one lessee, whose increased Jack in the Box restaurant sales resulted in 1996 percentage rentals of approximately $425,000 over 1995 amounts. The remaining increase in 1996 relates to lessees whose sales levels have, for the first time, exceeded the threshold where contingent rentals are due and to increases in individual restaurant-level sales volumes related to lessees who have previously exceeded the percentage rent threshold. FFCA anticipates that, based on historical restaurant sales growth, the contingent rental provision of the leases may continue to provide increases in revenues in the near future. Offsetting the increase in contingent rentals was a decrease in revenues collected from rent guaranty insurance which dropped from $3.3 million in 1995 to $1.7 million in 1996 due to expiring rent insurance policies. Rent guaranty insurance policies covering FFCA's properties will continue to expire at various dates, with the majority of the policies expiring in 1998; therefore, rental revenue from rent guaranty insurance in 1997 is expected to be lower than in 1996.

         Mortgage interest income increased from $14.1 million in 1995 to $15.7 million in 1996. The full effect of mortgage loans originated during 1995 combined with the effect of mortgage loans originated during 1996 represented an increase in income of $11 million; however, this was offset by a decrease in income of $9.7 million from the sale of mortgage loans in FFCA's first securitization transaction in June. During 1996, FFCA added $49 million in mortgage loans to its real estate investment portfolio, consisting of $29 million in fixed-rate loans and $20 million in FFCA's new variable-rate loan product, introduced in 1996. These new loans carry a weighted average interest rate of 10.73% on the fixed-rate loans and 7.63% on the variable-rate loans.

         On June 27, 1996, certain mortgage loans that had been originated by FFCA and its predecessors totaling $178.8 million were securitized and Secured Franchise Loan Pass-Through Certificates were sold to investors through a trust. The servicing rights and Participations on these mortgage loans have been retained by FFCA. Although FFCA no longer receives mortgage interest income from the mortgages it sold, it retained certain interests in approximately 12.5% of the aggregate mortgage loan principal balance through the purchase from the trust of subordinated investment securities and the interest-only certificate. The subordinated investment securities are the last of the securities to be repaid from the trust, so that if any of the underlying mortgage loans default, these securities take the first loss. Any future credit losses in the securitized loan pool would be concentrated in the subordinated investment securities retained by FFCA; however, FFCA originates and services mortgage loans and has the infrastructure in place to deal with potential defaults on the securitized portfolio (as it does with the mortgage loans it holds for investment). The cash flow generated by the subordinated investment securities and interest-only certificate provided an effective yield of approximately 24% on FFCA's net investment in 1996. These certificates, totaling $29.7 million at December 31, 1996, generated $2.7 million of revenue in 1996. Interest income from these certificates is reflected in "Investment Income and Other" in the accompanying Consolidated Statement of Income for 1996, and represents the majority of the increase in other investment income over 1995.

         In order to facilitate the loan origination and securitization process, FFCA formed FFCA Mortgage Corporation during 1996. This taxable affiliate is designed primarily to originate mortgage loans held for sale. This affiliate originated $163 million in mortgage loans during 1996; however, its financial statements are not consolidated with FFCA and, accordingly, the mortgage interest income generated by the loans originated by FFCA Mortgage Corporation are not reflected in the accompanying financial statements. FFCA, as owner of all of the issued and outstanding nonvoting preferred stock of FFCA Mortgage Corporation, is entitled to receive 95% of all dividends paid by FFCA Mortgage Corporation and recorded 95% of FFCA Mortgage Corporation's net loss for 1996 as "Equity in Net Loss of Affiliate" in the accompanying financial statements. FFCA also provides FFCA Mortgage Corporation with a secured revolving line of credit at the rate of 1.5% and 2% above FFCA's borrowing rate for amounts secured by mortgages and equipment notes, respectively. At December 31, 1996, amounts outstanding under this line of credit with FFCA Mortgage Corporation totaled $148 million. Interest income generated on this line of credit totaled $2.9 million in 1996 and is reflected in revenues as "Related Party Interest" in the accompanying financial statements. FFCA guarantees FFCA Mortgage Corporation's performance under its hedging program, for which FFCA receives a fee equal to .19% of the notional amount of the hedge contracts outstanding. At December 31, 1996, FFCA Mortgage Corporation had outstanding an interest rate swap contract with a notional amount of approximately $65 million. At December 31, 1996, FFCA Mortgage Corporation had no outstanding liabilities under this contract and the fair market value of the contract was $632,000.

         Expenses increased to $61.1 million in 1996 from $49.8 million in 1995, due primarily to an increase in interest expense. Interest expense rose by $10.7 million during 1996 due to the use of borrowings for investment in restaurant properties during the year. FFCA's average debt balance increased from $175 million in 1995 to $335 million in 1996. Although FFCA's average debt balance increased during 1996, its overall cost of capital decreased. In February 1996, FFCA broadened its sources of capital by issuing its first unsecured medium-term notes, which are six- and seven-year obligations, totaling $60 million. In November, FFCA issued an additional $40 million in unsecured notes due 2026, but callable by the holder in the year 2004. The unsecured notes issued during 1996 carry a weighted average interest rate of 6.98%. Proceeds from these unsecured notes were used to pay down FFCA's bank line of credit. In December 1996, FFCA amended its bank line of credit with participating banks to, among other things, decrease the interest rate by .5%. These changes in FFCA's debt reduced its effective borrowing rate from 7.82% during 1995 to 7.15% during 1996. Effective December 27, 1996, FFCA also has the option under this bank loan facility to borrow at rates that are competitively bid among the participating banks.

         Property operating costs and operating, general and administrative expense saw little change between years, except for an increase in operating expenses primarily related to a $1.4 million provision for loan loss created in 1996. Depreciation and amortization expense decreased to $20.7 million from $21.2 million, despite the investment in restaurant property during 1996 primarily due to the sale of over $10.5 million in restaurant equipment at the expiration of the related lease terms in 1996.

         FFCA recorded net gains of $9.9 million on the sale of property during 1996 as compared to net gains of $977,000 recorded in 1995. Approximately $7.1 million of the total gain in 1996 was generated by the sale of $178.8 million in mortgages in the securitization transaction consummated in June. The gain recognized represents the difference between the carrying amount of the mortgage loans sold and their adjusted sales price. It also includes deferred gains recognized on certain of the mortgages sold. The gain on the sale of the mortgage loans was reduced by establishing a reserve for estimated probable losses under the subordination provisions of the securitization. Of the total net gain of $9.9 million recognized in 1996, the $2.8 million remaining gain represents the net effect of gains and losses from other sales of property which occur primarily through the lessee's exercise of purchase options and through the disposition of underperforming properties.

         Approximately three-fourths of FFCA's land and building leases provide for purchase options and approximately one-half of these options are currently exercisable; however, only 15 properties were sold through purchase options in 1996 and only 10 such properties were sold in 1995. Where applicable, the lessee also has the option to purchase equipment at the end of the related equipment lease term, although few of these options remain unexercised as of December 31, 1996. Generally, the purchase options are exercisable at fair market value (but not less than original cost in most cases). FFCA expects that the exercise of purchase options will continue to be insignificant, because past experience has shown that the increase in the fair market value of the properties will generally offset any decrease in interest or lease rates the lessee could obtain upon exercise of the purchase option, providing no measurable change in cash flow.

         FFCA periodically reviews its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount of the property may not be recoverable, such as may be the case with vacant restaurant properties. If an impairment loss is indicated, the loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Gain on the sale of property on the consolidated statements of income for the years ended December 31, 1996 and 1995 is net of approximately $3.3 million and $3.4 million, respectively, of loss related to vacant and underperforming properties. Vacant properties held for sale represent less than 1% of FFCA's total real estate investment portfolio.

Year ended December 31, 1995
compared to year ended December 31, 1994

         FFCA reported net income of $51.3 million, or $1.27 per share, for the year ended December 31, 1995 as compared to $26 million, or $.64 per share, for the year ended December 31, 1994. Income before gain on the sale of property and special charges rose to $53 million in 1995 from $51 million in 1994. These results reflect the growth of FFCA's portfolio in 1995.

         Total revenues rose to $102.6 million for the year ended December 31, 1995 from $91 million for the year ended December 31, 1994. Portfolio investments were the primary source of revenue increases, despite the sale of 22 properties during 1995. Portfolio investments in 1995, totaling approximately $278 million, are represented by approximately $135 million in mortgage loans and approximately $143 million in property subject to operating leases; however, since these investments occurred throughout the year, their weighted average balance in 1995 is equivalent to approximately $120 million of investments. Lease and loan base rates on new investments ranged from approximately 10% to 11.5%, with a weighted average rate of 10.9%.

         Rental revenues include both rental payments received from lessees and rent guaranty insurance payments. Rental revenues collected under the rent guaranty insurance policies for 1995 decreased to $3.3 million from $6.2 million in 1994 due to expiring rent insurance policies.

         The restaurant leases and loans generally provide that lessees make monthly payments equal to the greater of a fixed base rate or a percentage of the gross sales of the restaurants (percentage rentals). Percentage rentals approximated $4 million in 1995 as compared to $3.8 million in 1994. A portion of the increase reflected in 1995 relates to lessees whose sales levels have, for the first time, exceeded the threshold where percentage rent is due and a portion of the increase relates to increases in individual restaurant-level sales volumes related to lessees who have previously exceeded the percentage rent threshold.

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

         Operating, general and administrative expenses decreased by approximately $900,000, or 8%, primarily due to a decrease in professional fees which include legal, accounting, consulting and appraisal services. Depreciation and amortization decreased to $21.2 million from $22.8 million, despite the investment in restaurant property during 1995 due to the sale of over $8 million in restaurant equipment at the expiration of the related lease terms in 1995. The gain on sale of property reflected on the consolidated statements of income for the years ended December 31, 1995 and 1994 includes approximately $3.4 million and $1.6 million, respectively, of loss related to vacant properties held for sale.

Liquidity and Capital Resources

         Rental and mortgage interest revenue generated by FFCA's investments in restaurant properties has, and will continue to, comprise the majority of the cash generated from operations. Operations in 1996 provided net cash of $86 million as compared to $79 million in 1995 with the increase resulting from the growth of the real estate portfolio. Cash generated from operations provides distributions to the shareholders in the form of quarterly dividends. This cash may also be used on an interim basis to fund new investments in properties.

         During 1996, FFCA invested $340 million in restaurant properties through the acquisition of property, the investment in mortgage loans and notes receivable, and the investment in its affiliate, FFCA Mortgage Corporation. At December 31, 1996, FFCA Mortgage Corporation had $141 million in mortgage loans held for sale representing 172 restaurant properties, and $14 million in construction loans representing 22 restaurant properties under construction. FFCA Mortgage Corporation obtained its acquisition financing through a secured revolving line of credit with FFCA, bearing interest at a rate 1.5% and 2% above FFCA's debt rate for amounts secured by mortgage loans and equipment notes, respectively.

         FFCA's investments in restaurant properties during 1996 were funded by cash generated from operations, proceeds of unsecured notes issued during the year ($100 million), net proceeds from the securitization transaction ($152 million), net draws on FFCA's revolving credit facility ($39 million) and proceeds from the sale of property. During 1996, FFCA sold 79 properties and related equipment (15 of which were through the lessee's exercise of their purchase options on the properties) as compared to 22 properties sold in 1995. There were more property sales in 1996 primarily due to FFCA's decision to sell certain underperforming properties where remarketing efforts over the past several years had failed to produce a suitable lessee. Nine additional properties which exercised purchase options were refinanced as mortgages by FFCA or its affiliates. Cash proceeds from these sales, the collection of mortgage loan principal payments and the receipt of mortgage loan payoffs, approximating $51 million in total, were used to partially fund new restaurant investments in 1996. Portfolio investments (including investments through FFCA's affiliate FFCA Mortgage Corporation) totaled $340 million in 1996, an increase from $280 million in 1995, reflecting FFCA's continued focus on the growth of its portfolio through restaurant property investments. Such investments include the funding of notes receivable of $17.3 million in 1996 and $1.2 million in 1995.

         Currently, FFCA's primary source of interim funding for new investments is a $200 million unsecured acquisition loan facility. During 1996, this loan facility bore interest at either LIBOR plus 1.5% or the bank's base rate, for a weighted average interest rate of 7.12% as compared to the prior loan facility's original rate of LIBOR plus 2.25% during 1995. This revolving credit facility was amended on December 27, 1996 to further reduce the interest rate from LIBOR plus 1.5% to LIBOR plus 1%. The loan facility expires in December 1998, with the possibility of two annual extensions. This loan facility is used as a warehousing line until a sufficient pool of restaurant properties or loans is accumulated to warrant the issuance of additional debt or the sale of loans through securitization.

         At December 31, 1996, FFCA had cash and cash equivalents of $11.4 million and had $49.5 million available on its revolving credit facility. FFCA's anticipated investments (including investments through its affiliate, FFCA Mortgage Corporation) include commitments totaling approximately $270 million at the end of 1996. These commitments were made to several large restaurant operators of Burger King, Wendy's, Arby's and other restaurants to acquire or finance (subject to FFCA's customary underwriting procedures) approximately 245 restaurant properties over the next year. FFCA anticipates funding these specific commitments, and other investments in restaurant properties, through amounts available through its revolving credit facility, issuance of additional unsecured debt, issuance of mortgage-backed securities through securitization or issuance of additional equity securities of FFCA.

         In November 1995, FFCA implemented a dividend reinvestment plan which allows shareholders to acquire additional shares of FFCA stock by automatically reinvesting the quarterly dividends. As of February 1, 1997, shareholders owning approximately 7.2% of the outstanding shares of FFCA common stock participate in the dividend reinvestment plan and dividends reinvested during 1996 totaled $4.9 million as compared to $852,000 in 1995.

         FFCA declared a fourth quarter 1996 dividend of $0.45 per share, or $1.80 per share on an annualized basis, payable on February 20, 1997 to shareholders of record on February 10, 1997. Management anticipates that cash generated from operations will be sufficient to meet operating requirements and provide the level of shareholder dividends required to maintain FFCA's status as a REIT.

Tenant Concentration

         One restaurant operator, Foodmaker, Inc. ("Foodmaker"), accounted for approximately 10.9% of FFCA's total rental and mortgage loan interest revenues in 1996. Foodmaker accounted for 12.5% in 1995 and 14% of FFCA's total rental and mortgage loan interest revenues in 1995 and 1994, respectively. Foodmaker operates and franchises Jack in the Box restaurants. The relative decrease in the percentage of FFCA's revenue from Foodmaker between 1994 and 1996 is due to the fact that FFCA's portfolio is growing and, as a result, Foodmaker is becoming a relatively smaller portion of the entire portfolio. This decrease is expected to continue. The following table represents selected financial data of Foodmaker, Inc. and Subsidiaries as reported by Foodmaker in its 1996 annual report.

                        Foodmaker, Inc. and Subsidiaries
                             Selected Financial Data
                                 (in Thousands)

      Consolidated Balance Sheet Data:                  September 29, 1996       October 1, 1995
      -------------------------------                   ------------------       ---------------
      Current Assets                                        $  96,476               $  97,889
      Noncurrent Assets                                       557,162                 564,785
      Current Liabilities                                     147,063                 132,017
      Noncurrent Liabilities                                  455,191                 499,404

                                                                    Fifty-Two Weeks Ended
                                                       ---------------------------------------------------------------
      Consolidated Statements of Operations Data:      September 29, 1996       October 1, 1995        October 2, 1994
      -------------------------------------------      ------------------       ---------------        ---------------
      Gross Revenues                                         $1,062,822             $1,018,716             $1,053,326
      Costs and Expenses (including taxes)                    1,042,771              1,087,674              1,089,594
      Extraordinary Item - loss on early -
        extinguishment of debt, net of taxes                         --                     --                 (3,302)
                                                            -----------            -----------            -----------
      Net earnings (loss)                                    $   20,051             $  (68,958)            $  (39,570)
                                                            ===========            ===========            ===========
      Earnings (loss) per share - primary and
        fully diluted:
        Earnings (loss) before extraordinary item                $  .51                 $(1.77)               $  (.94)
        Extraordinary item                                           --                     --                   (.09)
                                                                -------                -------               --------
      Net earnings (loss) per share                              $  .51                 $(1.77)                $(1.03)
                                                                =======                =======               ========

     In January 1994, Foodmaker contributed its Chi-Chi's Mexican restaurant chain to Family Restaurants, Inc. ("FRI") in exchange for an approximate 39% equity interest in FRI and other consideration including cash and debt assumption. Therefore, the consolidated statements of operations for the years reflected above include Chi-Chi's results of operations for only the first fiscal quarter in 1994 and none in 1995 or 1996. In the first quarter of 1994, Chi-Chi's revenues were $123.9 million, its costs of sales were $32.7 million, its restaurant operating costs were $80.7 million, and its selling, general and administrative expenses were $9.1 million.

     Revenues increased $44.1 million, or 4.3% to $1,062.8 million in 1996 from $1,018.7 million in 1995. Sales by Jack in the Box, Foodmaker-operated restaurants increased $87.9 million, or 10.9% in 1996 from 1995. This increase reflects increases in both per store average sales and in the average number of restaurants operated by Foodmaker. The average number of Foodmaker-operated restaurants were 868, 839 and 761 in 1996, 1995 and 1994, respectively. Per store average sales for comparable restaurants increased approximately 7.2% in 1996 as compared to 3.5% in 1995, strengthened by marketing strategies including a new advertising campaign and the introduction of aggressive value-priced product alternatives.

     Foodmaker recorded a loss in 1995 relating to its equity in FRI of $57.2 million, most of which was the result of the complete write-down of its investment in FRI due to the write-off by FRI of the goodwill attributable to Chi-Chi's. During fiscal year 1996, Foodmaker transferred its entire equity interest in FRI to another entity with an equity interest in FRI. Since Foodmaker's investment in FRI was previously written off in fiscal 1995, this transfer had no effect on the consolidated financial condition or results of operations of Foodmaker in fiscal 1996.

     Jack in the Box restaurant operating costs increased $30.8 million, or 6.9%, due to increases in both the average number of Company-operated restaurants and variable costs associated with improved sales volume. Jack in the Box selling, general and administrative expenses decreased $5.9 million, or 7.6%, principally due to decreased advertising and promotions costs as Foodmaker reduced its extra contributions to the marketing fund and its use of local promotions. In 1996 Foodmaker received from suppliers cooperative advertising funds of $4.8 million which formerly had been contributed directly to the marketing fund. In 1995 general, administrative and other costs include an $8 million litigation settlement with stockholders and a $1.9 million gain on the curtailment of postretirement benefits. Foodmaker incurred an extraordinary loss of $5.1 million, less currently recognizable income tax benefits of $1.8 million, on the early extinguishment of debt in 1994. Foodmaker indicates that it expects that sufficient cash flow will be generated from operations so that, combined with other financing alternatives available to it, Foodmaker will be able to meet all of its debt service requirements, as well as its capital expenditures and working capital requirements, for the foreseeable future.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.

         This item is incorporated by reference from the Registrant's definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 6, 1997, to be filed pursuant to Regulation 14A.

Item 11.          Executive Compensation.

         This item is incorporated by reference from the Registrant's definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 6, 1997, to be filed pursuant to Regulation 14A.


Item 12.         Security Ownership of Certain Beneficial Owners and Management.

         This item is incorporated by reference from the Registrant's definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 6, 1997, to be filed pursuant to Regulation 14A.

Item 13.         Certain Relationships and Related Transactions.

         This item is incorporated by reference from the Registrant's definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 6, 1997, to be filed pursuant to Regulation 14A.

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

Exhibit No.                   Description
-----------                   -----------

3.02                 Amended and Restated Bylaws of the Company  (1)

3.03                 Restated Certificate of Incorporation of the Company  (2)

4.01 Indenture dated as of November 21, 1995 relating to the 7% Senior Notes due 2000 and the 7 7/8% Senior Notes due 2005
                     (3)

4.02                 Specimen of Common Stock Certificate  (1)

10.01 Acquisition, Construction and Term Loan Agreement, dated as of December 29, 1988, by and between Franchise Finance
                     Corporation of America and Scottsdale Land Trust Limited Partnership (1)

10.02 Promissory Note dated December 29, 1988, executed by Franchise Finance Corporation of America in favor of Scottsdale Land Trust Limited Partnership in the principal amount of $8,500,000 (1)

10.11 1995 Stock Option and Incentive Plan of Franchise Finance Corporation of America (4)

10.12 Revolving Loan Agreement dated as of September 1, 1996, by and between Franchise Finance Corporation of America and FFCA Mortgage Corporation (5)

10.13 Equipment Revolving Loan Agreement dated as of September 1, 1996, by and between Franchise Finance Corporation of America and FFCA Mortgage Corporation (5)

10.14 Guaranty of Franchise Finance Corporation of America, with exhibits, dated December 31, 1996 with respect to the ISDA Master Agreement and Schedule dated December 31, 1996 by and between Franchise Finance Corporation of America and FFCA Mortgage Corporation*

21.01                Subsidiaries of the Registrant*

23.01                Consent of Arthur Andersen LLP*

99.01 Credit Agreement dated as of December 27, 1995 among Franchise Finance Corporation of America, Certain Lenders and NationsBank of Texas, N.A., providing a credit facility in the principal amount of $200,000,000 (the "Credit Agreement") (6)

99.02 Guaranty Agreement dated as of December 27, 1995 made by FFCA Acquisition Corporation and FFCA Institutional Advisors, Inc., guaranteeing the obligations of Franchise Finance Corporation of America under the Credit Agreement
                     (6)

99.03 Promissory Note dated as of December 27, 1995 executed by Franchise Finance Corporation of America in favor of NationsBank of Texas, N.A., in connection with the Credit Agreement (6)

99.04 Subordination Agreement dated as of December 27, 1995, made by FFCA Acquisition Corporation and Franchise Finance Corporation of America for the benefit of Certain Lenders and NationsBank of Texas, N.A., in connection with the Credit Agreement (6)

99.05 Subordination Agreement dated as of December 27, 1995, made by FFCA Institutional Advisors, Inc. and Franchise Finance Corporation of America for the benefit of Certain Lenders and NationsBank of Texas, N.A., in connection with the Credit Agreement (6)

99.06 Purchase agreement dated June 27, 1996 between FFCA Secured Assets Corporation, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the initial purchaser of $156,490,000 aggregate principal amount of Secured Franchise

                     Loan Pass-Through Certificates, Class A, Class B, Class C and Class D (7)

99.07 First Amendment to Credit Agreement dated February 23, 1996 among Franchise Finance Corporation of America, Certain Lenders and NationsBank of Texas, N.A. as Administrative Lender (8)

99.08 Second Amendment to Credit Agreement dated June 24, 1996 among Franchise Finance Corporation of America, Certain Lenders and NationsBank of Texas, N.A. as Administrative Lender (7)

99.09 Third Amendment to Credit Agreement dated December 27, 1996 among Franchise Finance Corporation of America, Certain Lenders and NationsBank of Texas, N.A. as Administrative Lender*

-------------
*Filed herewith.
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-4 and amendments thereto, registration number 33-65302, as filed with the Securities and Exchange Commission.
(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the Securities and Exchange Commission.
(3) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated November 24, 1995, as filed with the Securities and Exchange Commission.
(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the Securities and Exchange Commission.
(5) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated September 1, 1996, as filed with the Securities and Exchange Commission.
(6) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated January 25, 1996, as filed with the Securities and Exchange Commission.
(7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996, as filed with the Securities and Exchange Commission.
(8) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996, as filed with the Securities and Exchange Commission.



         (b)      Reports on Form 8-K filed in the fourth quarter of 1996:

                  Form 8-K dated November 7, 1996

                           Item 5.   Other  Events--Agreement  to  lend  to FFCA
                                       Mortgage  Corporation  the maximum amount
                                       of $225 million
                                       under a revolving  loan  agreement and to
                                       lend the  maximum  amount of $25  million
                                       under   an   equipment   revolving   loan
                                       agreement

                           Item 7.   Financial Statements and Exhibits-Revolving
                                       Loan  Agreement and  Equipment  Revolving
                                       Loan Agreement

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FRANCHISE FINANCE CORPORATION OF AMERICA


Date:  February 20, 1997                By /s/ M. H. Fleischer
                                           -------------------------------------
                                             M. H. Fleischer, President and
                                             Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  February 20, 1997                By /s/ M. H. Fleischer
                                           -------------------------------------
                                             M. H. Fleischer, Chairman of the
                                             Board, President, and Chief
                                             Executive Officer


Date:  February 20, 1997                By /s/ John R. Barravecchia
                                           -------------------------------------
                                             John R. Barravecchia, Executive
                                             Vice President, Chief Financial
                                             Officer and Treasurer


Date:  February 20, 1997                By /s/ Catherine F. Long
                                           -------------------------------------
                                             Catherine F. Long, Senior Vice
                                             President-Finance and Principal
                                             Accounting Officer


Date:  February 20, 1997                By /s/ Willie R. Barnes
                                           -------------------------------------
                                             Willie R. Barnes, Director


Date:  February 20, 1997                By /s/ William C. Foxley
                                           -------------------------------------
                                             William C. Foxley, Director

Date:  February 20, 1997                By /s/ Robert W. Halliday
                                           -------------------------------------
                                             Robert W. Halliday, Director


Date:  February 20, 1997                By /s/ Donald C. Hannah
                                           -------------------------------------
                                             Donald C. Hannah, Director


Date:  February 20, 1997                By /s/ Dennis E. Mitchem
                                           -------------------------------------
                                             Dennis E. Mitchem, Director


Date:  February 20, 1997                By /s/ Louis P. Neeb
                                           -------------------------------------
                                             Louis P. Neeb, Director


Date:  February 20, 1997                By /s/ Kenneth B. Roath
                                           -------------------------------------
                                             Kenneth B. Roath, Director


Date:  February 20, 1997                By /s/ Wendell J. Smith
                                           -------------------------------------
                                             Wendell J. Smith, Director


Date:  February 20, 1997                By /s/ Casey J. Sylla
                                           -------------------------------------
                                             Casey J. Sylla, Director

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Report of Independent Public Accountants                                    F-2

Consolidated Balance Sheets - December 31, 1996 and 1995                    F-3

Consolidated Statements of Income For The Years Ended
         December 31, 1996, 1995 and 1994                                   F-4

Consolidated Statements of Changes in Shareholders' Equity
         For The Years Ended December 31, 1996, 1995 and 1994               F-5

Consolidated Statements of Cash Flows For The Years Ended
         December 31, 1996, 1995 and 1994                                   F-6

Notes to Consolidated Financial Statements                                  F-7

Schedule III - Schedule of Real Estate and Accumulated
         Depreciation as of December 31, 1996                               F-16

Schedule IV - Schedule of Mortgage Loans on Real Estate
         as of December 31, 1996                                            F-18

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Franchise Finance Corporation of America:

We have audited the accompanying consolidated balance sheets of FRANCHISE FINANCE CORPORATION OF AMERICA (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franchise Finance Corporation of America and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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


                                        ARTHUR ANDERSEN LLP




Phoenix, Arizona,
     January 23, 1997.

                    FRANCHISE FINANCE CORPORATION OF AMERICA
                    ----------------------------------------

            CONSOLIDATED BALANCE SHEETS  -  DECEMBER 31, 1996 AND 1995
            ---------------------------     --------------------------
                    (Amounts in thousands except share data)

                                                                        1996         1995
                                                                     ---------    ---------
                                     ASSETS
                                     ------
Investments:
    Investments in Real Estate, at cost (Note 3):
       Land                                                          $ 346,626    $ 304,641
       Buildings and Improvements                                      490,506      448,427
       Equipment                                                        31,083       41,512
                                                                     ---------    ---------
                                                                       868,215      794,580
       Less-Accumulated Depreciation                                   172,941      176,232
                                                                     ---------    ---------
           Net Real Estate Investments                                 695,274      618,348

    Mortgage Loans Receivable (Note 4)                                  57,808      199,486
    Related Party Notes Receivable (Note 6)                            147,616         --
    Other Investments (Note 5)                                          37,836         --
                                                                     ---------    ---------
           Total Investments                                           938,534      817,834

Cash and Cash Equivalents                                               11,350        2,067
Notes and Accounts Receivable, net of allowances
    of $1,700 in 1996 and $2,000 in 1995 (Note 4)                       22,020        6,820
Other Assets (Notes 2 and 11)                                           16,872       16,783
                                                                     ---------    ---------

           Total Assets                                              $ 988,776    $ 843,504
                                                                     =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Liabilities:
    Accounts Payable and Accrued Expenses                            $   6,827    $   5,608
    Dividends Payable                                                   18,254       18,133
    Notes Payable (Note 7)                                             298,956      198,702
    Borrowings Under Line of Credit (Note 8)                           150,500      110,000
    Mortgage Payable to Affiliate (Note 11)                              8,500        8,500
    Rent Deposits and Other                                             10,369        8,744
                                                                     ---------    ---------

           Total Liabilities                                           493,406      349,687
                                                                     ---------    ---------
Commitments and Contingencies (Note 14)

Shareholders' Equity (Notes 9 and 10):
    Common Stock, par value $.01 per share, authorized 200 million shares, issued and outstanding 40,564,076 shares in 1996
       and 40,294,822 shares in 1995                                       406          403
    Capital in Excess of Par Value                                     553,335      547,478
    Cumulative Net Income                                              129,209       60,670
    Cumulative Dividends                                              (187,580)    (114,734)
                                                                     ---------    ---------

           Total Shareholders' Equity                                  495,370      493,817
                                                                     ---------    ---------

           Total Liabilities and Shareholders' Equity                $ 988,776    $ 843,504
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

                    FRANCHISE FINANCE CORPORATION OF AMERICA
                    ----------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
              ----------------------------------------------------
                  (Amounts in thousands except per share data)

                                                    1996         1995         1994
                                                 ---------    ---------    ---------
Revenues:
      Rental                                     $  95,612    $  86,182    $  81,760
      Mortgage Loan Interest                        15,738       14,118        5,596
      Investment Income and Other                    6,955        2,283        3,706
      Interest (Related Party) (Note 6)              2,861         --           --
                                                 ---------    ---------    ---------

                                                   121,166      102,583       91,062
                                                 ---------    ---------    ---------

Expenses:
      Depreciation and Amortization                 20,654       21,201       22,810
      Operating, General and Administrative         11,488       10,283       11,195
      Property Costs                                 2,041        2,046        2,310
      Interest                                      25,974       15,276        2,477
      Interest (Related Party) (Note 11)               973          961          951
                                                 ---------    ---------    ---------

                                                    61,130       49,767       39,743
                                                 ---------    ---------    ---------

Income Before Gain on Sale of Property
      and Other Costs                               60,036       52,816       51,319

      Gain on Sale of Property (Note 2)              9,899          977        2,784
      Equity in Net Loss of Affiliate (Note 5)      (1,396)        --           --
      REIT Transaction Related Costs (Note 17)        --           --        (28,198)
                                                 ---------    ---------    ---------

Income Before Extraordinary Item                    68,539       53,793       25,905

      Extraordinary Item - Loss on Early
         Extinguishment of Debt (Note 8)              --         (2,464)        --
                                                 ---------    ---------    ---------

Net Income                                       $  68,539    $  51,329    $  25,905
                                                 =========    =========    =========


Net Income Per Share (Note 2):
      Income Before Extraordinary Item           $    1.69    $    1.33    $     .64
      Extraordinary Item                              --           (.06)        --
                                                 ---------    ---------    ---------

      Net Income Per Share                       $    1.69    $    1.27    $     .64
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

                    FRANCHISE FINANCE CORPORATION OF AMERICA
                    ----------------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
           ----------------------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
              ----------------------------------------------------
                  (amounts in thousands except per share data)

                                                               Capital
                                                  Common    in Excess of  Cumulative Cumulative
                                                   Stock      Par Value   Net Income  Dividends       Total
                                                 ---------   ---------    ----------  ---------    ----------

BALANCE, December 31, 1993                       $      10   $ 576,765    $    --     $    --      $ 576,775
    Shareholders' contribution                        --         3,189         --          --          3,189
    Distributions                                     --       (33,650)        --          --        (33,650)
    Net income                                        --        16,564         --          --         16,564
                                                 ---------   ---------    ----------  ---------    ---------

BALANCE, June 1, 1994 (date of Consolidation)           10     562,868         --          --        562,878
    Shares issued in exchange for FFCA I
       stock and limited partnership interests         393        (393)        --          --           --
    Payment of Variable Rate Notes and
       fractional shares (Note 17)                    --       (11,745)        --          --        (11,745)
    Net distribution upon consolidation
        (Note 17)                                     --        (4,104)        --          --         (4,104)
    Net income                                        --          --          9,341        --          9,341
    Dividends declared - $1.05 per share              --          --           --       (42,263)     (42,263)
                                                 ---------   ---------    ---------   ---------    ---------

BALANCE, December 31, 1994                             403     546,626        9,341     (42,263)     514,107
    Capital contributions - dividend
       reinvestment plan                              --           852         --          --            852
    Net income -                                      --          --         51,329        --         51,329
    Dividends declared - $1.80 per share              --          --           --       (72,471)     (72,471)
                                                 ---------   ---------    ---------   ---------    ---------

BALANCE, December 31, 1995                             403     547,478       60,670    (114,734)     493,817
    Capital contributions - dividend
       reinvestment plan                                 2       4,897         --          --          4,899
    Exercise of stock options                            1         960         --          --            961
    Net income                                        --          --         68,539         --        68,539
    Dividends declared - $1.80 per share              --          --           --       (72,846)     (72,846)
                                                 ---------   ---------    ---------   ---------    ---------

BALANCE, December 31, 1996                       $     406   $ 553,335    $ 129,209   $(187,580)   $ 495,370
                                                 =========   =========    =========   =========    =========

              The accompanying notes are an integral part of these
                            consolidated statements.

                    FRANCHISE FINANCE CORPORATION OF AMERICA
                    ----------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
              ----------------------------------------------------
                             (Amounts in thousands)

                                                                 1996         1995         1994
                                                              ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $  68,539    $  51,329    $  25,905
   Adjustments to net income:
      Depreciation and amortization                              20,654       21,201       22,810
      Equity in net loss of affiliate                             1,396         --           --
      Provision for uncollectible mortgages                       1,400         --           --
      Gain on sale of property                                   (9,899)        (977)      (2,784)
      REIT transaction related costs                               --           --         28,198
      Loss on early extinguishment of debt                         --          2,464         --
      Other                                                       4,189        4,604        1,854
                                                              ---------    ---------    ---------

        Net cash provided by operating activities                86,279       78,621       75,983
                                                              ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property                                     (128,713)    (143,262)     (48,233)
   Investment in mortgage loans                                 (49,102)    (133,289)     (33,868)
   Investment in notes receivable                               (17,280)      (1,200)        --
   Proceeds from securitization transaction                     151,720         --           --
   Collection of investment security principal                      715         --           --
   Investment in related party notes receivable                (147,616)        --           --
   Investment in affiliate                                       (9,500)        --           --
   Proceeds from sale of property                                34,015       12,210       18,628
   Receipt of mortgage loan payoffs                              11,935          489        5,345
   Collection of mortgage loan principal                          4,867        5,337        2,445
                                                              ---------    ---------    ---------

        Net cash used in investing activities                  (148,959)    (259,715)     (55,683)
                                                              ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                               (72,725)     (72,471)     (76,420)
   Capital contributions                                          5,860          852         --
   Proceeds from bank borrowings                                254,000      361,412       64,475
   Proceeds from issuance of notes                              100,000      198,678         --
   Payment of bank borrowings and loan fees                    (215,172)    (317,405)     (12,190)
   Payment of variable rate notes and fractional shares            --           --        (11,745)
   Payment of REIT transaction related costs                       --           --        (24,173)
                                                              ---------    ---------    ---------

        Net cash provided by (used in) financing activities      71,963      171,066      (60,053)
                                                              ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                    9,283      (10,028)     (39,753)

CASH AND CASH EQUIVALENTS, beginning of year                      2,067       12,095       51,848
                                                              ---------    ---------    ---------

CASH AND CASH EQUIVALENTS, end of year                        $  11,350    $   2,067    $  12,095
                                                              =========    =========    =========

              The accompanying notes are an integral part of these
                            consolidated statements.

                    FRANCHISE FINANCE CORPORATION OF AMERICA
                    ----------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           DECEMBER 31, 1996 AND 1995
                           --------------------------

(1)      ORGANIZATION AND OPERATION:
         ---------------------------

         Franchise Finance Corporation of America ("FFCA") is a fully integrated and self-administered real estate investment trust ("REIT") which invests in chain restaurant real estate throughout the United States. FFCA provides financing to chain restaurant operators with experienced management in established restaurant chains principally through sale/leaseback transactions and mortgage loans. FFCA and its predecessor companies, identified in Note 17, have provided financing to the chain restaurant industry since 1981. FFCA's portfolio of properties is diversified by tenant, restaurant concept and geographic location. At December 31, 1996, FFCA had interests in 1,869 restaurant properties through various investments. FFCA's portfolio included 1,432 restaurant properties represented by investments in real estate and mortgage loans receivable, 243 properties represented by securitized mortgage loans in which FFCA holds a residual interest and 194 properties represented by mortgage loans originated and held by FFCA's affiliate, FFCA Mortgage Corporation (see Note 5). These restaurants are operated by approximately 400 restaurant operators in over 35 chains in 46 states.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         -------------------------------------------

         Consolidation   and  Equity  Method   Investments  -  The  accompanying
consolidated financial statements include the accounts of FFCA and its wholly-owned subsidiaries, FFCA Acquisition Corporation, FFCA Residual Interest Corporation, FFCA Secured Assets Corporation and FFCA Institutional Advisors, Inc. All intercompany transactions have been eliminated. Investments in companies in which FFCA has significant influence but less than a controlling voting interest are accounted for using the equity method. Under the equity method, only FFCA's investment in and amounts due from the equity investee are included in the consolidated balance sheet, only FFCA's share of the investee's earnings is included in the consolidated operating results, and only the cash investment, loans or other cash paid to the investee, less any dividends, cash distributions, loan repayments or other cash received from the investee, are included in the consolidated cash flows.

         Federal Income Taxes - FFCA has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, as of June 1, 1994. As a result, FFCA generally will not be subject to federal income taxation at the corporate level provided it meets certain tests which, among other things, require that its assets consist primarily of real estate, its income be derived primarily from real estate and at least 95% of its taxable income be distributed annually to its shareholders. The tax basis of the assets and liabilities has been recorded based upon the value of the consideration exchanged upon the merger of FFCA with its predecessor companies (see Note 17) and, accordingly, the tax basis of the net assets exceeds the book basis by approximately $228 million at December 31, 1996. Prior to June 1, 1994, the majority of FFCA's operations were conducted through public real estate limited partnerships. In accordance with partnership taxation, each of the partners is responsible for reporting his or her share of taxable income. Accordingly, no income tax provision has been made in the accompanying consolidated financial statements.

         Real Estate - FFCA records the acquisition of real estate at cost, which includes miscellaneous acquisition and closing costs. Depreciation is computed using the straight-line method over the estimated useful life of 24 to 30 years for the restaurant buildings and improvements and 7 to 8 years for restaurant equipment. FFCA periodically reviews its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount of the property may not be recoverable, such as may be the case with vacant restaurant properties. If an impairment loss is indicated, the loss is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. Gain on sale of property in the consolidated statements of income for the years ended December 31, 1996, 1995 and 1994 is net of approximately $3.3 million, $3.4 million and $1.6 million, respectively, of impairment loss related to certain vacant properties. Vacant properties held for sale represent less than 1% of the total real estate investment portfolio at December 31, 1996.

         Lease and Loan Origination Fees and Costs - FFCA generally receives a fee related to activities performed to process a borrower's request for and origination of credit. Direct costs associated with these activities are offset against the related fees received and the balance is deferred and amortized into revenue over the term of the related lease or loan.

         Cash and Cash Equivalents - Cash and cash equivalents include all cash and highly liquid investment securities with maturities at acquisition of three months or less. Such investment securities are carried at cost plus accrued interest which approximates fair market value.

         Prepaid Rent Insurance - Other Assets include prepaid rent insurance which is amortized over a period of 118 months using the straight-line method. The policy guarantees 80% of rental payments for land and note payments on buildings (but not equipment) for a period of 10 years. At December 31, 1996, 14% of the total cost of FFCA's real estate is covered by rent insurance. Included in rental revenue for 1996, 1995 and 1994 is approximately $1.7 million, $3.3 million and $6.2 million, respectively, of rent insurance revenue. Rent insurance coverage on FFCA properties expires at various dates, with the majority of the policies expiring by 1998.

         Debt Financing Costs - Included in Other Assets are costs totaling $5.3 million in 1996 and 1995 (net of accumulated amortization of $1.1 million in 1996 and $90,000 in 1995) associated with the issuance in 1995 of FFCA's Senior Notes and the issuance in 1996 of various unsecured notes, which costs are amortized over the terms of the notes on a straight-line basis. Amortization of these debt issuance costs for the years ended December 31, 1996 and 1995 amounted to $994,000 and $90,000, respectively, which is included in interest expense in the accompanying financial statements.

         Derivative Financial Instruments - FFCA may periodically use derivative financial instruments to enhance its ability to manage interest rate exposures in its debt portfolio which exist as part of its ongoing business operations. FFCA does not hold or issue derivative financial instruments for speculative trading purposes. The derivative instruments used are interest rate agreements which are non-leveraged and involve little complexity. Gains and losses under such agreements designated as hedges are deferred and amortized to interest expense over the term of the associated debt. FFCA had no derivative instruments outstanding during 1996.

         Rental Revenue Recognition - FFCA leases its real estate under long-term net leases which are classified as operating leases. Rental revenue from operating leases is recognized as it is earned.

         Investment Property Sales - FFCA records certain sales of property and equipment under the installment or cost recovery method. Gains totaling approximately $664,000 in 1996, $3 million in 1995 and $600,000 in 1994 were deferred on such sales. For financial reporting purposes, deferred gains on property sales reduced the related mortgage loan receivable balances and totaled $1.5 million and $6.6 million at December 31, 1996 and 1995, respectively.

         Net  Income  Per  Share - Net  income  per  share is  calculated  using
40,603,307 and 40,294,427 weighted average common and common equivalent shares outstanding during 1996 and 1995, respectively. In 1994 net income per share is calculated using 40,250,719 shares of FFCA's common stock issued upon consummation of the Consolidation (see Note 17) as if these shares were outstanding the entire year.

         Use of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management believes its estimates are reasonable, actual results could differ from those estimates.

(3)      INVESTMENTS IN REAL ESTATE:
         ---------------------------

         FFCA's real estate portfolio is leased to tenants under long-term net operating leases. The lease agreements generally provide for monthly rentals equal to the greater of a percentage of the property's cost or a percentage of its gross sales. The term of the leases is generally 20 years for land and buildings and seven or eight years for equipment (if any). The initial terms of FFCA's leases extend through 2017 with a weighted average remaining term of 11.5 years as of December 31, 1996. Land and building leases generally provide for two or four five-year renewal options. Generally, the lessee has the option to purchase equipment at the end of the lease term and land and buildings anytime after the first ten years of the lease at fair market value (but not less than original cost in most cases). Leases entered into after 1994 generally provide for 90-day option windows at various dates during the lease term. Approximately three-fourths of FFCA's land and building leases provide for purchase options, one-half of which are currently exercisable. One lessee (Foodmaker, Inc.), operating 170 Jack In The Box restaurants in the western United States, accounted for approximately 10.9% of FFCA's revenues received from investments in chain restaurant real estate in 1996, 12.5% in 1995 and 14% in 1994.

         Minimum future rentals under noncancellable operating leases as of December 31, 1996, are as follows (amounts in thousands):

         Year ending December 31,
         ------------------------
                  1997                                        $   91,459
                  1998                                            91,261
                  1999                                            90,561
                  2000                                            88,606
                  2001                                            87,019
                  Thereafter                                     622,260
                                                              ----------

                  Total minimum future rentals                $1,071,166
                                                              ==========

         The above table assumes that all leases which expire are not renewed; therefore, neither renewal rentals nor rentals from replacement lessees are included. In addition, minimum future rentals do not include contingent rentals which may be received under the leases based upon a percentage of the lessee's gross sales ("percentage rentals"). These percentage rentals totaled approximately $5 million in 1996, $4 million in 1995 and $3.8 million in 1994.

(4)      MORTGAGE LOANS RECEIVABLE:
         --------------------------

         At December 31, 1996, FFCA held first mortgage loans on the land and/or buildings and/or equipment of approximately 236 restaurants represented by $37.8 million in participating fixed-rate loans (net of reserve of $1.4 million in
1996) and $20 million in variable-rate loans. Generally, the fixed-rate loans carry interest rates ranging from 10% to 13.5% per annum and mature 5 to 20 years from the date of origination. The variable-rate loans carry interest rates which adjust monthly based on 30-day LIBOR, plus a margin and carry an average interest rate of 7.625% at December 31, 1996. Principal and interest payments on the mortgage loans are due in level amounts with payments aggregating approximately $9 million per year to maturity. These mortgage loans receivable are held for long-term investment.

         In addition to the base interest, the mortgage loan agreements generally provide for additional interest payments based on a percentage of the mortgagor's gross restaurant sales ("participations"). Participating mortgage loans originated after 1994 generally provide for no prepayment for the first ten years of the loan or provide for prepayment penalties. Participating mortgage loans originated prior to 1994 were on properties for which FFCA held title to the land only and made mortgage loans for the related restaurant buildings and are generally are not subject to prepayment without the lessee exercising the related land lease purchase option.

         FFCA also held various notes totaling $18.8 million at December 31, 1996 and $3 million at December 31, 1995 (net of allowances of $875,000 in 1996 and $850,000 in 1995). Generally, the notes carry interest rates ranging from 10% to 12% per annum and mature 5 to 10 years from the date of origination.

(5)        OTHER INVESTMENTS:
           ------------------

         Investment Securities - Certain mortgage loans originated by FFCA and its predecessors totaling $178.8 million were securitized on June 27, 1996 and Secured Franchise Loan Pass-Through Certificates (the "Certificates") were sold to investors. The servicing rights and any participations on these mortgage loans have been retained by FFCA. Upon sale, the mortgage loans receivable were removed from the balance sheet and a gain on the sale was recognized for the difference between the carrying amount of the mortgage loans and the adjusted sales price. FFCA retained certain interests in approximately 12.5% of the aggregate mortgage loan principal balance through the purchase of subordinated investment securities of the securitization trust, and, in addition, purchased the interest-only certificate. These investment securities, totaling $29.7 million at December 31, 1996, were recorded by allocating the previous carrying amount of the mortgages between the assets sold and the retained interests, based on their relative fair values. The gain on the sale of the mortgage loans was reduced by establishing a reserve approximating $4.5 million for estimated probable losses under the subordination provisions of the securitization.
These securities are classified as available for sale.

         Investment in Affiliate - At December 31, 1996, FFCA held an investment in FFCA Mortgage Corporation (Mortgage Corp.), which FFCA accounts for under the equity method. Originally, Mortgage Corp. was a wholly-owned subsidiary of FFCA formed in 1996 to originate mortgage loans to be held for future securitization transactions. Mortgage Corp. was substantially inactive until September 1996 when FFCA exchanged all of the voting common stock of Mortgage Corp. for 100 shares of newly-issued, non-voting preferred stock. The preferred stock, which represents all of the issued and outstanding stock of such class, entitles FFCA to 95% of any dividends declared by Mortgage Corp. and 95% of Mortgage Corp.'s profits and losses. The Chief Executive Officer of FFCA owns all of the outstanding (voting) common stock of Mortgage Corp.

         A summary of selected financial information as reported by Mortgage Corp. as of, and for the year ended December 31, 1996, is set forth below (amounts in thousands):

         Revenues                                   $    2,336
         Interest expense                                2,861
         Net loss                                   $   (1,470)

         Mortgage loans held for sale               $  140,967
         Total Assets                                  156,928
         Notes payable to FFCA (see Note 6)            147,616
         Total Liabilities                             148,398
         Total Shareholders' Equity                 $    8,530

(6)         RELATED PARTY NOTES RECEIVABLE:
            -------------------------------

                   FFCA provides funding to its affiliate, Mortgage Corp., for the origination of mortgage loans. Under revolving loan agreements with Mortgage Corp., FFCA is entitled to receive a draw fee of 1% and interest at a rate equal to LIBOR or a Base rate (as defined in the agreement), plus a margin. The margin for advances secured by real property is 2.5% and the margin for advances secured by equipment is 3.0%. FFCA also provides temporary working capital advances to Mortgage Corp. bearing an interest rate of LIBOR plus 3.0%.

At December 31, 1996, FFCA had notes receivable from Mortgage Corp. outstanding under these agreements totaling $147.6 million. The notes are due in December 1998.


(7)       NOTES PAYABLE:
          -------------

FFCA's notes payable consist of the following:
                                                            1996         1995
                                                          --------     --------
                                                          (amounts in thousands)
 7% Senior Notes due 2000, net of unamortized discount
   of $952 in 1996 and $1,196 in 1995                     $149,048     $148,804
 7.875% Senior Notes due 2005, net of unamortized
   discount of $92 in 1996 and $102 in 1995                 49,908       49,898
 6.78% Notes due 2002                                       30,000            -
 7.02% Notes due 2003                                       30,000            -
 7.1% Notes due 2026, callable by holder in 2004            40,000            -
                                                          --------     --------
                                                          $298,956     $198,702
                                                          ========     ========

         In October 1995, FFCA registered with the Securities and Exchange Commission up to $500 million of debt and equity securities to be issued from time to time in the future. In November 1995, FFCA issued unsecured debt consisting of $150 million of Senior Notes due November 30, 2000 and $50 million of Senior Notes due November 30, 2005. The effective rates on the Senior Notes approximate 7.2% and 7.9%, respectively. During 1996, FFCA issued unsecured debt consisting of $100 million of notes due at various dates from 2002 through 2026, with a weighted average interest rate of 6.98%.

         Interest on this unsecured debt is payable semi-annually in arrears on each May 30 and November 30 with principal due at maturity. With the exception of the $40 million notes due 2026, the notes may not be redeemed prior to their respective maturities. The note agreements contain certain covenants which, among other restrictions, limit the incurrence of additional debt if FFCA's debt exceeds 60% of total assets (40%, if secured debt) as defined in the note agreements, or if FFCA's debt service coverage is less than 1.5 to 1. As of December 31, 1996, FFCA was in compliance with its note covenants.

         Subsequent to December 31, 1996, FFCA issued $50 million in variable-rate unsecured notes due 1998 bearing interest at a weighted average rate of 3-month LIBOR plus .33%. Interest on these notes is payable quarterly in arrears commencing April 14, 1997, with quarterly interest reset dates. The notes are subject to optional redemption by FFCA on a quarterly basis at a redemption price of 100% of the principal amount of the notes.

(8)      BORROWINGS UNDER LINE OF CREDIT:
         --------------------------------

Borrowings under FFCA's line of credit consist of the following:

                                                               1996       1995
                                                            ---------   --------
                                                          (amounts in thousands)
 Borrowings  at  30-day  LIBOR  plus 1%  (ranging  from
   6.6875%  to 6.75%) at December 31, 1996 and
   LIBOR plus 1.5% (7.35%) at December 31, 1995              $ 85,500   $102,500
 Borrowings at Base rate (8.25% and 8.50% at December 31,
   1996 and 1995, respectively), subsequently converted
   to LIBOR loans                                              65,000      7,500
                                                             --------   --------
                                                             $150,500   $110,000
                                                             ========   ========

         At December 31, 1996, FFCA had outstanding $150.5 million on a $200 million acquisition loan facility with participating banks used to provide funds for the acquisition or financing of chain restaurant properties. This unsecured revolving credit facility is due in periodic installments of interest only (weighted average of 7.03% in 1996 and 7.79% in 1995). Effective December 27, 1996, FFCA also has the option under this loan facility to borrow at rates that are competitively bid among the participating banks. The loan facility provides for a fee on the unused commitment amount of .20% per annum, payable quarterly in arrears. The acquisition loan facility expires in December 1998, with the possibility of two annual extensions.

         In 1995, FFCA initiated an early termination of its credit facility which enabled it to reduce its cost of borrowings while also removing the bank's security interest in the stock of FFCA's wholly-owned subsidiary, FFCA Acquisition Corporation. As a result of the early extinguishment of this debt, FFCA expensed approximately $2.5 million in unamortized loan costs in 1995 which is reported as an extraordinary item on the consolidated statement of income.

         Amortization of loan fees related to these facilities for the years ended December 31, 1996 and 1995 amounted to $1.4 million and $2.1 million, respectively, which is included in interest expense in the accompanying consolidated financial statements. The credit agreement contains covenants which, among other restrictions, require FFCA to maintain a fixed charge coverage ratio of 2 to 1 and a minimum net worth of $425 million, as defined. As of December 31, 1996, FFCA was in compliance with its debt covenants.

(9)      DIVIDENDS:
         ----------

         FFCA declared a fourth quarter 1996 dividend of $.45 per share, payable on February 20, 1997, to shareholders of record on February 10, 1997. For tax reporting purposes, this dividend is not included in the shareholders' 1996 taxable income. The dividend payments made by FFCA to its shareholders for 1996 are characterized as ordinary income of $1.58 per share and capital gain of $.22 per share. Dividend payments made by FFCA to its shareholders for 1995 are characterized as ordinary income of $1.35 per share. FFCA's dividend payments for the period from June 1, 1994 to December 31, 1994, including the fourth quarter 1994 dividend, were characterized as ordinary income of $0.87 per share and return of capital of $0.18 per share.

(10)     STOCK OPTIONS:
         --------------

         On May 10, 1995, FFCA shareholders approved a stock option and incentive plan which permits the issuance of options, restricted stock and other stock-based awards to key employees, the Board of Directors and certain independent contractors of FFCA. The plan reserves 3,018,804 shares of common stock for grant and provides that the term of each award be determined by the compensation committee of the Board of Directors. Under the terms of the plan, options granted may be either non-qualified or incentive stock options and the exercise price, determined by the committee, may not be less than the fair market value of a share of common stock on the grant date. Options granted to FFCA's non-employee directors are immediately exercisable, while the remaining options generally vest over a three-year period from the date of grant. The options expire ten years after the date of grant.

         FFCA measures the compensation cost of its stock option and incentive plan using the intrinsic value based method of accounting prescribed in APB Opinion 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for its stock option and incentive plan. Had FFCA's compensation cost been determined using the fair value based method of accounting prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", FFCA's net income and earnings per share would have been changed to the following pro forma amounts (in thousands, except per share data):

                                                  1996              1995
                                             --------------    ---------------
         Net income as reported                 $68,539            $51,329
         Net income pro forma                   $67,605            $48,812

         Earnings per share as reported          $1.69              $1.27
         Earnings per share pro forma            $1.67              $1.21

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 8.2% and 8%; expected stock price volatility of 20.13% and 21.36%; risk-free interest rates of 5.59% and 6.52%; and an expected option term of seven years.

         A summary of the status of FFCA's stock option and incentive plan as of December 31, 1996 and 1995, and changes during the years then ended, is presented below:

                                                        1996                                1995
                                              ------------------------------      ------------------------------
                                                               Weighted Avg.                       Weighted Avg.
                                               Shares         Exercise Price        Shares        Exercise Price
                                              ---------       --------------      ----------      --------------
Outstanding, beginning of year                1,227,989            $19.50                  -               -
Granted                                         526,091            $21.87          1,227,989          $19.50
Exercised                                        48,899            $19.63                  -               -
Outstanding, end of year                      1,705,181            $20.23          1,227,989          $19.50

Options exercisable, end of year                400,181            $19.64             20,489          $19.75
Weighted average fair value of
   each option granted during year                $2.05                                $1.78

As of December 31, 1996, options outstanding under the plan had exercise prices ranging from $19.50 to $21.88 with a weighted average price of $20.23, and expiration dates ranging from May 10, 2005 to May 13, 2006 with a weighted average remaining term of 8.6 years.

(11)     RELATED PARTY TRANSACTIONS:
         ---------------------------

         In 1988, a partnership managed by an affiliate of FFCA provided financing for land purchased by FFCA from the partnership and for the construction of the corporate headquarters of FFCA (together, the FFCA Premises). The term of the mortgage loan on the FFCA Premises is ten years and provides for payments of interest only, at the rate of 10% per year, until May 2000, at which time the entire principal amount must be repaid to the partnership. The loan also provides for the payment of additional interest upon maturity based upon the increase, if any, in the value of the FFCA Premises, as defined in the loan agreement. FFCA is accruing this additional interest over the term of the loan based on an estimated payment of $1.1 million. Under certain circumstances, FFCA may be required to prepay the loan; however, management does not believe that such circumstances are probable. The loan is secured by land and land improvements, the FFCA Premises and the guaranty of an affiliate. The FFCA Premises, including equipment, amounted to $9 million in 1996 and 1995 (net of accumulated depreciation of $2.6 million in 1996 and $2.4 million in 1995) and is included in Other Assets in the accompanying financial statements.

         FFCA  provides  certain  accounting,   computer,   investor  and  other
administrative services to its affiliates under a service agreement which provides for a monthly fee based upon the amount of services used by each affiliate. Fees for such services aggregated approximately $1.6 million in 1996, $760,000 in 1995 and $599,000 in 1994.

(12)     FINANCIAL INSTRUMENTS:
         ----------------------

         The carrying value of FFCA's financial instruments approximates fair value, except for differences with respect to mortgage loans receivable, investment securities and long-term, fixed-rate debt (Notes Payable, Borrowings Under Line of Credit and Mortgage Payable to Affiliate). The fair value of a financial instrument is generally determined by reference to its quoted market price or, if quoted market prices are not available, to the quoted market price of a financial instrument with similar characteristics.

         The fair value of FFCA's mortgage loans receivable is estimated by discounting the future cash flows using the current interest rates for similar loans with similar maturities at December 31, 1996, and exceeded its carrying amount by $2.8 million. The fair value of FFCA's long-term investment securities is based on quoted market prices of similar investments and, as of December 31, 1996, exceeded the carrying amount by $8.8 million. Based on the level of interest rates prevailing at December 31, 1996, the fair value of FFCA's long-term, fixed rate debt exceeded its carrying amount by $5.5 million. Combined, this is equivalent to an unrealized gain of $6.1 million; however, changes in the
unrealized  gains  or  losses  on  mortgage  loans  receivable,   the  long-term
investment securities and fixed-rate debt do not result in the realization or expenditure of cash unless the investments are actually sold or the debt is retired.

(13)     EMPLOYEE SAVINGS PLAN:
         ----------------------

         The FFCA 401K Plan (the Plan) was established as a savings plan for FFCA's employees who have been employed by FFCA (or its predecessor) for a minimum of six months. The Plan allows employees to make their own contributions through payroll deductions. FFCA matches participating employees' contributions up to six percent of the participating employees' salaries. Employer matching contributions are made in FFCA stock, which is purchased by the Plan on the open market, and are subject to years-of-service vesting requirements. Employer contributions totaled $213,000 in 1996, $169,000 in 1995 and $70,000 in 1994.

(14)     COMMITMENTS AND CONTINGENCIES:
         ------------------------------

         In the normal course of business, FFCA and its affiliates make commitments to extend credit to meet the financing needs of its clients in the chain restaurant industry. FFCA evaluates each client's credit and, based on management's evaluation of the client and the proposed restaurant site, determines the amount of credit to be extended and collateral obtained. The commitments generally have fixed expiration dates or other termination clauses and require payment of a fee by the client. At December 31, 1996, FFCA's outstanding commitments to extend credit and to fund Mortgage Corp.'s commitments to extend credit aggregated approximately $270 million.

         FFCA guarantees Mortgage Corp.'s performance under a hedging program, for which FFCA receives a guaranty fee equal to .19% of the notional amount of the hedge contracts outstanding. In 1996, Mortgage Corp. had outstanding an interest rate swap contract with a notional amount of approximately $65 million. The counterparty to this contract requires FFCA (as guarantor of Mortgage Corp.'s performance) to meet certain covenants which correspond to the covenants provided for under FFCA's line of credit (see Note 8). At December 31, 1996, FFCA was in compliance with these covenants. Mortgage Corp. had no outstanding liabilities under this contract during 1996 and would have received $632,000 if it had terminated this swap contract at December 31, 1996.

(15)     ADDITIONAL FINANCIAL INFORMATION:
         ---------------------------------

         Additional information with respect to cash flows follows (amounts in thousands):

                                                                            1996             1995                1994
                                                                        ----------        ----------          -------
   Mortgage loans obtained as part of property sale proceeds,
      net of deferred gain                                                   $825            $5,542             $2,356
   Acquisition of property and equipment through foreclosure               $1,245                 -               $120
   Shares issued in exchange for limited partnership interests                  -                 -               $393
   Distribution of FFCA I assets to shareholders                                -                 -             $4,104
   Investment in securities                                               $30,763                 -                  -
   Interest paid                                                          $23,692           $12,802             $3,030
    Taxes paid/(refunds received)                                             $27             $(816)              $231

(16)     QUARTERLY FINANCIAL INFORMATION (Unaudited):
         --------------------------------------------

                                                                       Quarter Ended
                                            March 31,          June 30,        September 30,     December 31,
                                            ---------          --------        -------------     ------------
                                                        (amounts in thousands, except per share data)
1996
----
Revenues                                      $29,667           $31,208          $29,061           $31,230
Net income                                     13,777            21,894           15,831            17,037
Net income per share                             0.34              0.54             0.39              0.42
Dividends per share                           $  0.45           $  0.45          $  0.45           $  0.45
Weighted average shares                        40,425            40,486           40,683            40,865


1995
----
Revenues                                      $23,231           $24,854          $26,524           $27,974
Income before extraordinary item               13,707            12,887           13,695            13,504
Net income                                     13,707            12,887           13,695            11,040
Income before extraordinary item per share       0.34              0.32             0.34              0.33
Net income per share                             0.34              0.32             0.34              0.27
Dividends per share                           $  0.45           $  0.45          $  0.45           $  0.45
Weighted average shares                        40,251            40,251           40,251            40,394

(17)     REIT FORMATION:
         ---------------

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

         The consolidated statement of income for the year ended December 31, 1994 includes the operations of the Predecessor Companies combined from the beginning of the year through May 31, 1994 and those of FFCA from June 1, 1994 to December 31, 1994. For the period January 1, 1994 through May 31, 1994, the Partnerships recorded revenues of $37 million and net income of $22 million, and FFCA I recorded revenues of $5.3 million and a net loss of $4.8 million. Intercompany eliminations totaled $4 million and $180,000 in revenues and net income, respectively. The results of operations of FFCA I for the period January 1, 1994 through May 31, 1994 include expenses approximating $6 million in connection with the payoff of deferred compensation arrangements and stock compensation paid prior to, and in connection with, the Consolidation. The Partnerships involved in the Consolidation are Hardee's Lease Partners 1980, Insured Income Properties 1981, Insured Income Properties 1982, Insured Income Properties 1983, Insured Income Properties 1984, Insured Income Properties 1985, Insured Income Properties 1986, Insured Income Properties 1988, Insured Pension Investors 1983, Insured Pension Investors 1984 and Insured Pension Investors 1985.

                                                                    SCHEDULE III
                                                                     Page 1 of 2

                    FRANCHISE FINANCE CORPORATION OF AMERICA
                    ----------------------------------------
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
              ----------------------------------------------------
                             AS OF DECEMBER 31, 1996
                             -----------------------

                                         Initial Cost to Company and
                                      Gross Amount at December 31, 1996                        Accumulated Depreciation
                            --------------------------------------------------------  ------------------------------------------

                 No. of
U.S. Region     Properties       Land        Buildings       Equipment   Total          Buildings       Equipment    Total
-----------     ----------  -------------  -------------  ------------  ------------  -------------  ------------  -------------
Mideast           153       $  43,882,530  $  60,873,051  $  1,315,153  $106,070,734  $  13,224,901  $  1,267,623  $  14,492,524
Northeast          83          22,824,405     34,489,767     1,084,507    58,398,679      6,207,576     1,070,937      7,278,513
E.N. Central      182          36,259,877     74,953,212     6,552,107   117,765,196     25,410,377     6,289,979     31,700,356
W.N. Central      125          24,458,495     45,690,513     3,761,446    73,910,454     15,469,004     3,633,742     19,102,746
Southeast         381          92,079,509    133,796,454     8,254,388   234,130,351     40,480,022     8,208,086     48,688,108
Southwest         203          57,081,173     74,257,333     6,696,205   138,034,711     21,159,148     6,614,547     27,773,695
Mountain           96          28,629,979     37,304,547     2,726,400    68,660,926      9,992,603     2,671,572     12,664,175
Pacific           128          41,410,124     29,141,246       693,051    71,244,421     10,548,094       693,080     11,241,174
                -----        ------------  -------------  ------------  ------------  -------------  ------------  -------------

TOTAL           1,351        $346,626,092   $490,506,123  $ 31,083,257  $868,215,472  $ 142,491,725  $ 30,449,566  $ 172,941,291
                =====        ============  =============  ============  ============  =============  ============  =============

                                                                    SCHEDULE III
                                                                     Page 2 of 2

                    FRANCHISE FINANCE CORPORATION OF AMERICA
                    ----------------------------------------
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
              ----------------------------------------------------
                             AS OF DECEMBER 31, 1996
                             -----------------------

NOTES:
      (1) All property is restaurant property.
      (2) There are no encumbrances on properties.
      (3) The aggregate cost for Federal income tax purposes is approximately $902 million.
      (4) Depreciation is computed over the estimated useful life of 24 to 30 years for the restaurant buildings and improvements and 7 to 8 years for the restaurant equipment.
      (5) Transactions in real estate and equipment and accumulated depreciation during 1996, 1995, and 1994 are summarized as follows:

                                                                   Accumulated
                                             Cost                  Depreciation
                                             ----                  ------------

Balance, December 31, 1993               $661,576,553              $159,353,879

      Acquisitions                         48,233,127                      -
      Repossessed equipment                   119,681                      -
      Cost of real estate sold            (19,907,230)               (4,098,224)
      Cost of equipment sold               (7,296,677)               (6,472,931)
      Impairment loss                      (1,600,000)                     -
      Depreciation expense                       -                   20,786,738
                                         ------------            --------------

Balance, December 31, 1994                681,125,454               169,569,462

      Acquisitions                        143,261,856                      -
      Cost of real estate sold            (17,992,264)               (4,952,633)
      Cost of equipment sold               (8,399,941)               (7,850,715)
      Impairment loss                      (3,415,000)                     -
      Depreciation expense                       -                   19,466,354
                                         ------------            --------------

Balance, December 31, 1995                794,580,105               176,232,468

      Acquisitions                        128,713,459                      -
      Cost of real estate sold            (42,447,500)              (12,705,404)
      Cost of equipment sold              (10,590,592)              (10,121,887)
      Foreclosed property                   1,245,000                      -
      Impairment loss                      (3,285,000)                     -
      Depreciation expense                       -                   19,536,114
                                         ------------            --------------

Balance, December 31, 1996               $868,215,472              $172,941,291
                                         ============              ============

                                                                     SCHEDULE IV
                                                                     Page 1 of 2

                    FRANCHISE FINANCE CORPORATION OF AMERICA
                    ----------------------------------------
                    SCHEDULE OF MORTGAGE LOANS ON REAL ESTATE
                    -----------------------------------------
                             AS OF DECEMBER 31, 1996
                             -----------------------

                                        No. of          Face Amount   Carrying Amount      Interest            Maturity Date
U.S. Region  Original Loan Amount  Financed Properties  of Mortgages   of Mortgages       Rate Range               Range
-----------  --------------------  -------------------  ------------   ------------       ----------    -------------------------
Southeast         under $500,000            41          $  5,967,464   $  4,131,576      10.5% - 13.5%      Jul. 1999 - Aug. 2016
             $501,000-$1,000,000             2             1,291,234        858,062      10.0% - 10.5%      Jan. 2000 - Sep. 2014
                                                        ------------   ------------
                                                           7,258,698      4,989,638
                                                        ------------   ------------

Mideast           under $500,000             6             1,181,980        944,518      11.0% - 12.5%      Nov. 1997 - Mar. 2003
             $501,000-$1,000,000             1               750,000        405,546              10.5%                  Jan. 2006
                 over $1,000,000             1             1,290,500        649,074              10.0%                  Oct. 1999
                                                        ------------   ------------
                                                           3,222,480      1,999,138
                                                        ------------   ------------

Northeast         under $500,000            25             4,391,769      3,850,342     11.25% - 11.5%      Apr. 2003 - Nov. 2003
                 over $1,000,000             3             4,126,175      2,565,257              11.5%      Sep. 2015 - Nov. 2015
                                                        ------------   ------------
                                                           8,517,944      6,415,599
                                                        ------------   ------------

E.N. Central      under $500,000            26             1,398,468      1,001,020      11.0% - 12.5%      Nov. 1997 - Oct. 2002
             $501,000-$1,000,000            11             7,752,120      7,088,756      11.0% - 15.0%       Oct. 1999 - May 2015
                 over $1,000,000             1             1,600,000      1,534,380              10.5%                  Sep. 2015
                                                        ------------   ------------
                                                          10,750,588      9,624,156
                                                        ------------   ------------

W.N. Central      under $500,000            17             1,523,008      1,235,416     10.0% - 11.25%      Oct. 1996 - Oct. 2002
             $501,000-$1,000,000             8             5,382,821      4,286,422      10.5% - 13.5%      Jan. 2002 - Oct. 2005
                                                        ------------   ------------
                                                           6,905,829      5,521,838
                                                        ------------   ------------

Southwest           $20,000,000*            60            20,000,000     20,000,000              7.63%                  Jan. 1998
                  under $500,000            19             3,993,418      3,508,370      10.5% - 12.5%      Nov. 1997 - Jun. 2016
                                                        ------------   ------------
                                                          23,993,418     23,508,370
                                                        ------------   ------------

Mountain          under $500,000             9             2,924,234      2,488,717    10.25% - 11.29%      June 1996 - Apr. 2003
             $501,000-$1,000,000             4             2,484,337      1,805,885     10.75% - 14.5%      Mar. 2001 - Nov. 2005
                                                        ------------   ------------
                                                           5,408,571      4,294,602
                                                        ------------   ------------

Pacific      $501,000-$1,000,000             1               548,672        532,533              11.5%                  Oct. 2002
                 over $1,000,000             1             1,200,000        921,900              10.6%                  Jun. 2008
                                                        ------------   ------------
                                                           1,748,672      1,454,433
                                                        ------------   ------------

                          TOTAL                          $67,806,200    $57,807,774
                                                        ============   ============

*Variable Rate Mortgage Loan

                                                                     SCHEDULE IV
                                                                     Page 2 of 2

                    FRANCHISE FINANCE CORPORATION OF AMERICA
                    ----------------------------------------
                    SCHEDULE OF MORTGAGE LOANS ON REAL ESTATE
                    -----------------------------------------
                             AS OF DECEMBER 31, 1996
                             -----------------------

NOTES:
      (1) Generally, loans are first mortgages for restaurant land, buildings and/or equipment.
      (2) Principal and interest are payable at level amounts to maturity.
      (3) For mortgages where the land is under a ground lease, there are generally no provisions for prepayment of the mortgage loans in whole or in part, except upon sale of the related property.
      (4) There are no prior liens.
      (5) The aggregate cost for Federal income tax purposes is approximately $61 million.
      (6) Transactions in mortgage loans on real estate during 1996, 1995 and 1994 are summarized as follows:

Balance, December 31, 1993                                        $  38,091,398
      Additions during period:
          New mortgage loans                                         36,641,734
          Deferred gain, net of gain recognized                        (513,306)
          Unamortized loan fees, net of amortization                   (261,321)
      Deductions during period:
          Collections of principal                                   (2,149,648)
          Mortgage loan payoffs                                      (5,709,042)
          Foreclosures                                                 (119,681)
                                                                 --------------

Balance, December 31, 1994                                           65,980,134
      Additions during period:
          New mortgage loans                                        141,788,744
          Deferred gain, net of gain recognized                      (2,714,965)
          Unamortized loan fees, net of amortization                 (1,228,717)
      Deductions during period:
          Collections of principal                                   (3,381,980)
          Mortgage loan payoffs                                        (956,538)
                                                                 --------------

Balance, December 31, 1995                                          199,486,678
      Additions during period:
          New mortgage loans                                         50,592,083
          Recognition of deferred gain, net of additional
                 deferred gains in 1996                               5,145,117
          Net loan fees recognized                                    1,490,038
      Deductions during period:
          Collections of principal                                   (4,867,192)
          Mortgage loan payoffs                                    (190,769,351)
          Reserve for mortgage loan losses                           (1,400,000)
          Foreclosures                                               (1,869,599)
                                                                  -------------

Balance, December 31, 1996                                          $57,807,774
                                                                  =============

                    FRANCHISE FINANCE CORPORATION OF AMERICA


                         -------------------------------
                                  Exhibit Index
                         -------------------------------

The following is a complete list of exhibits filed as part of this Form 10-K. For electronic filing purposes only, this report contains Exhibit 27, Financial Data Schedule. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-K.

Exhibit No.                     Description
-----------                     -----------

3.02                   Amended and Restated Bylaws of the Company  (1)

3.03                   Restated Certificate of Incorporation of the Company  (2)

4.01 Indenture dated as of November 21, 1995 relating to the 7% Senior Notes due 2000 and the 7 7/8% Senior Notes due 2005 (3)

4.02                   Specimen of Common Stock Certificate  (1)

10.01 Acquisition, Construction and Term Loan Agreement, dated as of December 29, 1988, by and between Franchise Finance Corporation of America and Scottsdale Land Trust Limited Partnership (1)

10.02 Promissory Note dated December 29, 1988, executed by Franchise Finance Corporation of America in favor of Scottsdale Land Trust Limited Partnership in the principal amount of $8,500,000 (1)

10.11 1995 Stock Option and Incentive Plan of Franchise Finance Corporation of America (4)

10.12 Revolving Loan Agreement dated as of September 1, 1996, by and between Franchise Finance Corporation of America and FFCA Mortgage Corporation (5)

10.13 Equipment Revolving Loan Agreement dated as of September 1, 1996, by and between Franchise Finance Corporation of America and FFCA Mortgage Corporation (5)

10.14 Guaranty of Franchise Finance Corporation of America, with exhibits, dated December 31, 1996 with respect to the ISDA Master Agreement and Schedule dated December 31,

                       1996 by and between Franchise Finance Corporation of America and FFCA Mortgage Corporation*

21.01                  Subsidiaries of the Registrant*

23.01                  Consent of Arthur Andersen LLP*

99.01 Credit Agreement dated as of December 27, 1995 among Franchise Finance Corporation of America, Certain Lenders and NationsBank of Texas, N.A., providing a credit facility in the principal amount of $200,000,000 (the "Credit Agreement") (6)

99.02 Guaranty Agreement dated as of December 27, 1995 made by FFCA Acquisition Corporation and FFCA Institutional Advisors, Inc., guaranteeing the obligations of Franchise Finance Corporation of America under the Credit Agreement (6)

99.03 Promissory Note dated as of December 27, 1995 executed by Franchise Finance Corporation of America in favor of NationsBank of Texas, N.A., in connection with the Credit Agreement (6)

99.04 Subordination Agreement dated as of December 27, 1995, made by FFCA Acquisition Corporation and Franchise Finance Corporation of America for the benefit of Certain Lenders and NationsBank of Texas, N.A., in connection with the Credit Agreement (6)

99.05 Subordination Agreement dated as of December 27, 1995, made by FFCA Institutional Advisors, Inc. and Franchise Finance Corporation of America for the benefit of Certain Lenders and NationsBank of Texas, N.A., in connection with the Credit Agreement (6)

99.06 Purchase agreement dated June 27, 1996 between FFCA Secured Assets Corporation, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the initial purchaser of $156,490,000 aggregate principal amount of Secured Franchise Loan Pass-Through Certificates, Class A, Class B, Class C and Class D (7)

99.07 First Amendment to Credit Agreement dated February 23, 1996 among Franchise Finance Corporation of America,
                       Certain Lenders and NationsBank of Texas, N.A. as Administrative Lender (8)

99.08 Second Amendment to Credit Agreement dated June 24, 1996 among Franchise Finance Corporation of America, Certain Lenders and NationsBank of Texas, N.A. as Administrative Lender (7)

99.09 Third Amendment to Credit Agreement dated December 27, 1996 among Franchise Finance Corporation of America,
                       Certain Lenders and NationsBank of Texas, N.A. as Administrative Lender*

--------------
*Filed herewith.
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-4 and amendments thereto, registration number 33-65302, as filed with the Securities and Exchange Commission.
(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the Securities and Exchange Commission.
(3) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated November 24, 1995, as filed with the Securities and Exchange Commission.
(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the Securities and Exchange Commission.
(5) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated September 1, 1996, as filed with the Securities and Exchange Commission.
(6) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated January 25, 1996, as filed with the Securities and Exchange Commission.
(7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996, as filed with the Securities and Exchange Commission.
(8) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996, as filed with the Securities and Exchange Commission.