Form 10-Q
period 1997-03-31
FRANCHISE FINANCE CORP OF AMERICA
filed 1997-05-15
CIK 908527

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1997
                                   ---------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                   -----------------        ------------------

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
                            Scottsdale, Arizona 85255
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


Registrants' telephone number including area code           (602) 585-4500
                                                       -------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X   No
                                     -----    ------

             Number of shares outstanding of each of the issuer's classes of common stock as of May 5, 1997:

          Common Stock, $0.01 par value                     40,634,652
       -----------------------------------           ----------------------
                     Class                              Number of Shares

PART 1 - FINANCIAL INFORMATION
    Item l.  Financial Statements.
    -------  ---------------------

                    FRANCHISE FINANCE CORPORATION OF AMERICA

       CONSOLIDATED BALANCE SHEETS - MARCH 31, 1997 AND DECEMBER 31, 1996
                    (Amounts in thousands except share data)
                                   (Unaudited)

                                                                         March 31,   December 31,
                                                                           1997          1996
                                                                        ----------    ----------
                                     ASSETS
                                     ------
Investments:
    Investments in Real Estate, at cost:
       Land                                                            $   346,293    $   346,626
       Buildings and Improvements                                          486,167        490,506
       Equipment                                                            28,221         31,083
                                                                       -----------    -----------
                                                                           860,681        868,215
       Less-Accumulated Depreciation                                       172,016        172,941
                                                                       -----------    -----------
           Net Real Estate Investments                                     688,665        695,274

    Mortgage Loans Receivable                                               57,042         57,808
    Mortgage Loans Held for Sale (Note 2)                                  110,000           --
    Related Party Notes Receivable                                         166,759        147,616
    Other Investments                                                       36,532         37,836
                                                                       -----------    -----------
           Total Investments                                             1,058,998        938,534

Cash and Cash Equivalents                                                    5,660         11,350
Notes and Accounts Receivable, net of allowances
    of $1,200 in 1997 and $1,700 in 1996                                    23,876         22,020
Other Assets                                                                16,827         16,872
                                                                       -----------    -----------

           Total Assets                                                $ 1,105,361    $   988,776
                                                                       ===========    ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Liabilities:
    Accounts Payable and Accrued Expenses                              $    11,385    $     6,827
    Dividends Payable                                                       18,286         18,254
    Notes Payable (Note 4)                                                 349,019        298,956
    Borrowings Under Line of Credit (Note 5)                               212,000        150,500
    Mortgage Payable to Affiliate                                            8,500          8,500
    Rent Deposits and Other                                                  9,058         10,369
                                                                       -----------    -----------

           Total Liabilities                                               608,248        493,406
                                                                       -----------    -----------

Shareholders' Equity:
    Common Stock,  par value  $.01 per share, authorized 200 million shares, issued and outstanding 40,634,652 shares in 1997 and
       40,564,076 shares in 1996                                               406            406
    Capital in excess of par value                                         555,149        553,335
    Cumulative Net Income                                                  147,424        129,209
    Cumulative Dividends                                                  (205,866)      (187,580)
                                                                       -----------    -----------

           Total Shareholders' Equity                                      497,113        495,370
                                                                       -----------    -----------

           Total Liabilities and Shareholders' Equity                  $ 1,105,361    $   988,776
                                                                       ===========    ===========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                    (Amounts in thousands except share data)
                                   (Unaudited)




                                                        1997            1996
                                                    ------------    ------------

REVENUES:
      Rental                                             $24,383         $23,120
      Mortgage Loan Interest                               1,530           5,984
      Investment Income and Other                          2,579             563
      Interest (Related Party)                             4,283            --
                                                         -------         -------

                                                          32,775          29,667
                                                         -------         -------

EXPENSES:
      Depreciation and Amortization                        5,160           5,128
      Operating, General and Administrative                2,551           3,464
      Property Costs                                         521             550
      Interest                                             8,363           6,509
      Interest (Related Party)                               246             243
                                                         -------         -------

                                                          16,841          15,894
                                                         -------         -------

Income Before Gain on Sale of Property and Other Costs    15,934          13,773

      Gain on Sale of Property                             3,309               4
      Equity in Net Loss of Affiliate                     (1,028)           --
                                                         -------         -------

Net Income                                               $18,215         $13,777
                                                         =======         =======

Net Income Per Share (Note 1)                               $.44            $.34
                                                            ====            ====


Weighted Average Common and Common
      Equivalent Shares Outstanding (Note 1)          40,977,235      40,424,902
                                                      ==========      ==========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                             (Amounts in thousands)
                                   (Unaudited)

                                                     Capital in
                                          Common     Excess of   Cumulative  Cumulative
                                           Stock     Par Value   Net Income  Dividends      Total
                                        ---------    ---------   ----------  ---------    ---------
BALANCE, December 31, 1996              $      406   $ 553,335   $ 129,209   $(187,580)   $ 495,370

    Capital contributions -
      Dividend reinvestment plan              --         1,787        --          --          1,787
      Exercise of stock options               --            27        --          --             27

    Net income                                --          --        18,215        --         18,215

    Dividends declared -
      $.45 per share                          --          --          --       (18,286)     (18,286)
                                        ----------   ---------   ---------   ---------    ---------

BALANCE, March 31, 1997                 $      406   $ 555,149   $ 147,424   $(205,866)   $ 497,113
                                        ==========   =========   =========   =========    =========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                             (Amounts in thousands)
                                   (Unaudited)

                                                                  1997         1996
                                                               ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $  18,215    $  13,777
   Adjustments to net income:
       Depreciation and amortization                               5,160        5,128
       Equity in net loss of affiliate                             1,028         --
       Gain on sale of property                                   (3,309)          (4)
       Provision for uncollectible mortgages and notes                75          712
       Other                                                       5,661        2,167
                                                               ---------    ---------

          Net cash provided by operating activities               26,830       21,780
                                                               ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property                                        (4,109)     (32,018)
   Investment in mortgage loans                                 (110,611)     (18,847)
   Investment in notes receivable                                 (3,650)      (4,280)
   Investment in related party notes receivable                  (19,143)        --
   Proceeds from sale of property                                  9,085        5,093
   Receipt of mortgage loan payoffs                                 --             40
   Collection of mortgage loan principal                             787        1,971
   Collection of investment security principal                       361         --
                                                               ---------    ---------

          Net cash used in investing activities                 (127,280)     (48,041)
                                                               ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                (18,254)     (18,133)
   Capital contributions                                           1,814        1,102
   Proceeds from bank borrowings                                 131,500       46,000
   Proceeds from issuance of notes                                50,000       59,655
   Payment of bank borrowings and loan fees                      (70,300)     (62,672)
                                                               ---------    ---------

          Net cash provided by financing activities               94,760       25,952
                                                               ---------    ---------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                                    (5,690)        (309)

CASH AND CASH EQUIVALENTS, beginning of period                    11,350        2,067
                                                               ---------    ---------

CASH AND CASH EQUIVALENTS, end of period                       $   5,660    $   1,758
                                                               =========    =========


Supplemental Disclosure of Noncash Activities:
   Mortgage loan obtained as part of property sale proceeds,
       net of deferred gain                                    $    --      $     418
                                                               =========    =========

                    FRANCHISE FINANCE CORPORATION OF AMERICA
                    ----------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                 MARCH 31, 1997
                                 --------------


(1)      ACCOUNTING CHANGES:
         -------------------

         Effective  January 1, 1997,  Franchise  Finance  Corporation of America
(FFCA) adopted Statement of Financial Accounting Standards (SFAS) No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 125 provides, among other things, guidance on when a securitization of a pool of financial assets (such as mortgage loans) is accounted for as a sale of assets. The adoption of this new accounting standard did not have a material effect on FFCA's financial position or results of operations for the quarter ended March 31, 1997.

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share", which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. FFCA will adopt SFAS No. 128 for the year ending December 31, 1997. Earnings per share, as reported in the accompanying financial statements, were $.44 and $.34 for the quarter ended March 31, 1997 and 1996, respectively. The weighted average common and common equivalent shares outstanding were 40,977,237 and 40,424,902, respectively. These weighted average shares include the dilutive effect of common stock options outstanding; therefore, the earnings per share calculation as reported results in the same per share amounts as Diluted Earnings Per Share presented below. Under SFAS No. 128, FFCA's earnings per share would have resulted in the following pro forma amounts (in thousands, except per share amounts):

                                                   For the Quarter Ended         For the Quarter Ended
                                                      March 31, 1997                 March 31, 1996
                                               ----------------------------   ----------------------------
                                                 Net                            Net
                                               Income    Shares   Per Share   Income    Shares   Per Share
                                               -------   -------   --------   -------   -------  ---------
    Amounts as reported                        $18,215    40,977   $    .44   $13,777    40,425   $   .34
                                               =======   =======   ========   =======   =======   =======

    Pro Forma amounts:
    Basic Earnings Per Share-
         Net Income available to
            common stockholders                $18,215    40,596   $    .45   $13,777    40,320   $   .34
                                                                   ========                       =======


    Effect of Dilutive Securities-
         Common Stock Options                     --         381                 --         105
                                               -------   -------              -------   -------

    Diluted Earnings Per Share                 $18,215    40,977   $    .44   $13,777    40,425   $   .34
                                               =======   =======   ========   =======   =======   =======

(2)      MORTGAGE LOANS HELD FOR SALE:
         -----------------------------

         At March 31, 1997, FFCA's portfolio included mortgage loans originated in 1997 which are held for sale. Mortgage loans held for sale are stated at the lower of cost or fair market value, determined in the aggregate. These loans represent first mortgage loans on the land and/or buildings and/or equipment of 210 restaurants comprising $56 million in fixed-rate loans and $54 million in variable-rate loans. The fixed-rate loans carry an interest rate of 9.2 percent per annum and mature in 7 to 20 years from the date of origination.

The variable-rate loans carry interest rates which adjust monthly based on 30-day LIBOR plus a margin (8.1% at March 31, 1997). Total principal and interest payments aggregate approximately $1.1 million per month.

(3)      DERIVATIVE FINANCIAL INSTRUMENTS:
         ---------------------------------

         FFCA may periodically use derivative financial instruments to manage interest rate exposures which exist as a part of its ongoing business operations. The portfolio of fixed-rate mortgage loans held for sale through securitization is funded on an interim basis by FFCA's variable rate bank credit facility. In such circumstances, FFCA may hedge against fluctuations in interest rates that could adversely affect the spread between the interest rates on the mortgage loans and the interest rate on the credit facility. On March 27, 1997, FFCA entered into an interest rate agreement (known as a Treasury lock) on a notional amount of $58.5 million. FFCA intends to terminate the interest rate agreement upon securitization of the fixed-rate mortgage loans in mid-1997, at which time FFCA would generally expect to receive (if rates rise) or pay (if rates fall) an amount equal to the present value of the difference between the Treasury rate set at the beginning of the interest rate agreement and the then existing Treasury rate. Both the gain or loss on the securitization of the fixed-rate mortgage loans and the gain or loss on the termination of the interest rate agreement will be measured and recognized in the statement of operations.

         Based on the level of interest rates prevailing at March 31, 1997, the fair value of FFCA's interest rate agreement approximated zero. At March 31, 1997, there were no hedging gains or losses explicitly deferred.

(4)      NOTES PAYABLE:
         --------------

         In February 1997, FFCA issued $50 million in variable-rate unsecured notes due 1998 bearing interest at a weighted average rate of 3-month LIBOR plus
 .33%. Interest on these notes is payable quarterly in arrears commencing April 14, 1997, with quarterly interest reset dates. The notes are subject to optional redemption by FFCA on a quarterly basis at a redemption price of 100% of the principal amount of the notes.

(5)      BORROWINGS UNDER LINE OF CREDIT:
         --------------------------------

         As of March 31, 1997, FFCA's primary source of interim funding for new investments was a $200 million unsecured acquisition loan facility and a temporary bank loan facility of $30 million (this temporary loan was repaid in April 1997). On April 15, 1997, the acquisition loan facility was amended to, among other things, increase the facility to $350 million.

Part I -- Financial Information
-------------------------------


Item 2.   Management's Discussion and Analysis of
          ---------------------------------------
          Financial Condition and Results of Operations
          ---------------------------------------------

General
-------

Franchise Finance Corporation of America ("FFCA") is a self-administered real estate investment trust ("REIT") which exclusively addresses the financing needs of the chain restaurant industry. FFCA and its affiliates provide a one-stop finance source to the nation's chain restaurant systems through various financial products, including sale-leaseback transactions, mortgage loans, restaurant equipment loans and construction financing. At March 31, 1997, FFCA had interests in 2,072 restaurant properties through various investments. FFCA's portfolio included 1,627 restaurant properties represented by investments in real estate and mortgage loans receivable, 243 properties represented by securitized mortgage loans in which FFCA holds a residual interest and 202 properties represented by mortgage loans originated and held by FFCA's affiliate, FFCA Mortgage Corporation (Mortgage Corp.). These restaurants are operated by approximately 400 experienced restaurant operators in over 35 established chains throughout the United States.

Results of Operations
---------------------

FFCA had net income of $18.2 million ($.44 per share) for the quarter ended March 31, 1997 (the period) as compared to net income of $13.8 million ($.34 per share) for the quarter ended March 31, 1996. Revenues rose 10.5% to $32.8 million during the period from $29.7 million in the comparable period in 1996 primarily due to the growth of FFCA's affiliate, FFCA Mortgage Corporation, reflected as the increase in Related Party Interest Income. Mortgage Corp. is designed primarily to originate mortgage loans held for sale through borrowings from FFCA.

FFCA's primary source of revenues continues to be rental revenues generated by its portfolio of restaurant properties leased to restaurant operators on a triple-net basis. Rental revenues increased 5.5% due to the impact of new investments in property subject to operating leases made during 1996. Base lease rates on these new investments were at a weighted average rate of 10.6%.

Rental revenues include rent received from lessees (including contingent rentals) and revenue received from rent guaranty insurance. In addition to base rentals, generally the leases in FFCA's portfolio provide for contingent rentals based on a percentage of the gross sales of the related restaurants. Such contingent rentals totaled $1.1 million during the period which is comparable to the same period in 1996. During the period there was a decrease in rent revenue from rent guaranty insurance which dropped from $547,000 in 1996 to $403,000 in 1997. Rent guaranty insurance coverage on certain properties has been provided by United Guaranty Insurance Company (UG). During the quarter ended March 31, 1997, FFCA and UG reached an agreement to settle all outstanding and future claims. Included in first quarter 1997 rent guaranty insurance revenue is approximately $150,000 of additional insurance proceeds recognized related this settlement. Deferred income approximating $550,000 related to settled future claims will be recognized in income over the original terms of the remaining policies which expire at various dates through 1998.

Mortgage interest income decreased from $6.0 million in 1996 to $1.5 million in 1997 due to the sale of mortgage loans in FFCA's first securitization transaction in June 1996. In March 1997, FFCA originated $110.6 million in mortgage loans, consisting of $57.1 million in fixed-rate loans and $53.5 million in variable-rate loans. These investments will impact mortgage loan interest revenues in the second quarter of 1997. The new loans carry a weighted average interest rate of approximately 9.2% on the fixed-rate loans and approximately 8.1% on the variable-rate loans (at March 31, 1997). Most of the loans originated at the end of the period are classified as "Mortgage Loans Held for Sale" in the accompanying consolidated balance sheets and will be securitized in mid 1997. To hedge against fluctuations in interest rates, on March 27, 1997, FFCA entered into an interest rate agreement (known as a Treasury lock) on a notional amount of $58.5 million. FFCA intends to terminate the interest rate agreement upon securitization of the fixed-rate mortgage loans in mid-1997, at which time FFCA would generally expect to receive (if rates rise) or pay (if rates fall) an amount equal to the present value of the difference between the Treasury rate set at the beginning of the interest rate agreement and the then existing Treasury rate. Both the gain or loss on the securitization of the fixed-rate mortgage loans and the gain or loss on the termination of the interest rate agreement will be measured and recognized in the statement of operations at that time. At March 31, 1997, the fair value of FFCA's interest rate agreement approximated zero and there were no hedging gains or losses explicitly deferred.

FFCA's affiliate, Mortgage Corp., originated $18.6 million in mortgage loans and construction loans during the period; however, its financial statements are not consolidated with FFCA and, accordingly, the mortgage interest income generated by the loans originated by Mortgage Corp. is not reflected in the accompanying financial statements. FFCA recorded 95% of Mortgage Corp.'s $1.1 million net loss for the period as "Equity in Net Loss of Affiliate" in the accompanying consolidated financial statements. At March 31, 1997, amounts outstanding under Mortgage Corp.'s secured line of credit with FFCA totaled $166.8 million. Interest income generated on this line of credit totaled $4.3 million during the period and is reflected in revenues as "Related Party Interest" in the accompanying consolidated financial statements.

Expenses increased to $16.8 million during the period from $15.9 million in 1996, due primarily to an increase in interest expense. Interest expense rose by $1.86 million during the period due to the use of borrowings for investment in restaurant properties during the year. FFCA's average unsecured debt balance increased from $327.9 million in the first quarter of 1996 to $450.8 million during the first quarter of 1997. Although FFCA's average debt balance increased in 1997 from 1996, its overall cost of capital decreased with the average debt rate dropping from 7.15% in the first quarter of 1996 to 6.9% in the first quarter of 1997.

Operating, general and administrative expenses in the first quarter of 1997 decreased by approximately $913,000 or 26% as compared to 1996 primarily related to reserves and recoveries on mortgages and unsecured notes. During the first quarter of 1997, FFCA had recoveries, net of bad debt expense of approximately $550,000, primarily from payments received on notes previously written off. During the first quarter of 1996, FFCA provided reserves totaling $700,000 on certain unsecured receivables and mortgage loans related primarily to two restaurant operators whose performance indicated that the carrying amount of these assets was not fully recoverable. These reserves were partially offset by recoveries resulting in a net bad debt expense of approximately $450,000. Depreciation and amortization expense for the period remained constant at $5 million compared to the same quarter of the prior year, despite the increased investment in restaurant property during the previous twelve months, primarily due to the sale of restaurant properties and the sale of restaurant equipment at the expiration of the related lease terms.

FFCA recorded net gains of $3.3 million on the sale of property during the period as compared to net gains of $4,000 recorded in the first quarter of 1996. These net gains represent the effect of gains and losses from sales of property which occurred primarily through the lessee's exercise of purchase options and through the disposition of underperforming properties. Gain on the sale of property on the consolidated statements of income for the quarters ended March 31, 1997 and 1996 is net of approximately $620,000 and $180,000, respectively, of impairment losses related to vacant and underperforming properties.

Liquidity and Capital Resources
-------------------------------

At March 31, 1997, FFCA had cash and cash equivalents of $5.7 million. Rental and mortgage interest revenue generated by FFCA's investments in restaurant properties has, and will continue to, comprise the majority of the cash generated from operations. Operations during the period provided net cash of $26.8 million as compared to $21.8 million in 1996. Cash generated from operations provides distributions to the shareholders in the form of quarterly dividends. This cash also may be used on an interim basis to fund new investments in properties.

Portfolio investments (including investments through FFCA's affiliate, Mortgage Corp.) totaled $136 million during the period, an increase from $55 million in the comparable quarter in 1996, reflecting FFCA's continued focus on the growth of its portfolio through restaurant property investments. At March 31, 1997, Mortgage Corp. had $153.7 million in mortgage loans held for sale representing 175 restaurant properties, and $18.5 million in construction loans representing 27 restaurant properties under construction. Mortgage Corp. obtained its acquisition financing through a secured revolving line of credit with FFCA, bearing interest at a rate 1.5% and 2% above FFCA's debt rate for amounts secured by mortgage loans and equipment notes, respectively.

FFCA's investments in restaurant properties during the period were funded by cash generated from operations, proceeds from unsecured notes issued during the period ($50 million), net draws on FFCA's revolving credit facility ($61.5 million) and proceeds from the sale of property. During the period, FFCA sold 16 properties (comparable to the number of properties sold in the first quarter of 1996) of which 7 were due to lessees exercising their purchase options. Proceeds from the sale of property totaled $9 million, which were used to reduce amounts drawn on the acquisition line of credit for new investments.

In February 1997, FFCA issued $50 million in variable-rate unsecured notes due 1998 bearing interest at a weighted average rate of 3-month LIBOR plus .33% (a weighted average rate of 5.9% at March 31, 1997). Interest on these notes is payable quarterly in arrears commencing April 14, 1997, with quarterly interest reset dates. The notes are subject to optional redemption by FFCA on a quarterly basis at a redemption price of 100% of the principal amount of the notes. Proceeds from these unsecured notes were used to pay down FFCA's revolving credit facility. On March 27, 1997, FFCA obtained a $30 million temporary bank loan from NationsBank of Texas, N. A. ($12 million was outstanding at March 31, 1997). As of March 31, 1997, FFCA's primary source of interim funding for new investments was a $200 million unsecured acquisition loan facility and the temporary loan facility (this temporary loan was repaid in April 1997). On April 15, 1997, the acquisition loan facility was amended to, among other things, increase the facility to $350 million. This loan facility is used as a warehousing line until a sufficient pool of restaurant properties or loans is accumulated to warrant the issuance of additional debt or the sale of loans through securitization.

FFCA's anticipated investments (including investments through its affiliate, Mortgage Corp.) include commitments totaling approximately $300 million at March 31, 1997. These commitments were made to several large restaurant operators of Burger King, Wendy's, Arby's and other restaurants to acquire or finance (subject to FFCA's customary underwriting procedures) approximately 295 restaurant properties over the next year. FFCA anticipates funding these specific commitments, and other investments in restaurant properties, through amounts available through its revolving credit facility, the issuance of additional unsecured debt, the issuance of mortgage-backed securities through securitization or the issuance of additional equity securities of FFCA.

In November 1995, FFCA implemented a dividend reinvestment plan which allows shareholders to acquire additional shares of FFCA stock by automatically reinvesting the quarterly dividends. As of March 31, 1997, shareholders owning approximately 9.8% of the outstanding shares of FFCA common stock participate in the dividend reinvestment plan and dividends reinvested during the first quarter of 1997 totaled $1.8 million as compared to $1.1 million in the first quarter of 1996.

FFCA declared a first quarter 1997 dividend of $0.45 per share, or $1.80 per share on an annualized basis, payable on May 20, 1997 to shareholders of record on May 9, 1997. Management anticipates that cash generated from operations will be sufficient to meet operating requirements and provide the level of shareholder dividends required to maintain FFCA's status as a REIT.


Tenant Concentration
--------------------

One restaurant operator, Foodmaker, Inc. ("Foodmaker"), accounted for approximately 9.8% of FFCA's total rental and mortgage loan interest revenues during the three months ended March 31, 1997. This percentage was 10.8% for the three months ended March 31, 1996. Foodmaker operates and franchises Jack in the Box restaurants. The relative decrease in the percentage of FFCA's revenue from Foodmaker between 1996 and 1997 is due to the fact that FFCA's portfolio is growing and, as a result, Foodmaker is becoming a relatively smaller portion of the entire portfolio. This decrease is expected to continue.

In the opinion of management, the financial information included in this report reflects all adjustments necessary for fair presentation. All adjustments are of a normal recurring nature.

Part I -- Financial Information
-------------------------------


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

FFCA may periodically use derivative financial instruments to manage interest rate exposures, which exist as a part of its ongoing business operations. Its portfolio of fixed-rate mortgage loans held for sale through securitization are funded on an interim basis by FFCA's variable rate bank credit facility. See
Note 3 to the Notes to Consolidated Financial Statements under Item 1 above.

Part II -- Other Information
----------------------------

Item 6.  Exhibits and Reports on Form 8-K.

         (a) The following is a complete list of exhibits filed as part of this Form 10-Q. For electronic filing purposes only, this report contains Exhibit 27, Financial Data Schedule. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

          3.01             Second   Amended   and   Restated    Certificate   of
                           Incorporation of Franchise Finance Corporation of America

         99.01 Amended and Restated Credit Agreement among Franchise Finance Corporation of America, Certain Lenders, NationsBank of Texas, N.A. as Administrative Agent, and Co-Agents, dated April 15, 1997

         99.02 $45,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of NationsBank of Texas, N.A., dated April 15, 1997

         99.03 $40,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of Bank of Montreal, Chicago Branch, dated April 15, 1997

         99.04 $40,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of The Long-Term Credit Bank of Japan, Ltd., dated April 15, 1997

         99.05 $40,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of Commerzbank Aktiengesellschaft, Los Angeles Branch, dated April 15, 1997

         99.06 $40,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of Union Bank of Switzerland (New York Branch), dated April 15, 1997

         99.07 $27,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch, dated April 15, 1997

         99.08 $25,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of Dresdner Bank AG, Los Angeles Branch, dated April 15, 1997

         99.09 $25,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of AmSouth Bank of Alabama, dated April 15, 1997

         99.10 $20,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of The Industrial Bank of Japan, dated April 15, 1997

         99.11             $20,000,000  Promissory  Note,  executed by Franchise
                           Finance

                           Corporation of America, payable to the order of Bank Hapoalim B.M., San Francisco Branch, dated April 15, 1997

         99.12 $15,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of Signet Bank, dated April 15, 1997

         99.13 $13,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of Norwest Bank Arizona, National Association, dated April 15, 1997

         99.14 $175,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of NationsBank of Texas, N.A., dated April 15, 1997


         99.15 $175,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of Bank of Montreal, Chicago Branch, dated April 15, 1997

         99.16 $175,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of The Long-Term Credit Bank of Japan, Ltd., dated April 15, 1997

         99.17 $175,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of Commerzbank Aktiengesellschaft, Los Angeles Branch, dated April 15, 1997

         99.18 $175,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of Union Bank of Switzerland (New York Branch), dated April 15, 1997

         99.19 $175,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch, dated April 15, 1997

         99.20 $175,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of Dresdner Bank AG, Los Angeles Branch, dated April 15, 1997

         99.21 $175,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of AmSouth Bank of Alabama, dated April 15, 1997

         99.22 $175,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of The Industrial Bank of Japan, dated April 15, 1997

         99.23 $175,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of Bank Hapoalim B.M., San Francisco Branch, dated April 15, 1997

         99.24 $175,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order Signet Bank, dated April 15, 1997

         99.25 $175,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of Norwest Bank Arizona, National Association, dated April 15, 1997

         99.26 Guaranty Agreement, dated as of April 15, 1997, by FFCA Acquisition Corporation, FFCA Institutional Advisors, Inc. and FFCA Mortgage Corporation, guaranteeing the obligations of Franchise Finance Corporation of America under the Amended and Restated Credit Agreement among Franchise Finance Corporation of America, Certain Lenders, NationsBank of Texas, N.A. as Administrative Agent, and Co-Agents, dated April 15, 1997

         99.27 Subordination Agreement, dated as of April 15, 1997, by FFCA Acquisition Corporation

         99.28 Subordination Agreement, dated as of April 15, 1997, by FFCA Institutional Advisors

         99.29 Subordination Agreement, dated as of April 15, 1997, by FFCA Mortgage Corporation


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


                                   FRANCHISE FINANCE CORPORATION OF AMERICA

Date:  May 5, 1997                      By /s/ John R. Barravecchia
                                     -------------------------------------
                                     John R. Barravecchia,
                                     Executive Vice President,
                                     Chief Financial Officer and Treasurer



Date:  May 5, 1997                      By /s/ Catherine F. Long
                                     -------------------------------------
                                     Catherine F. Long,
                                     Senior Vice President Finance
                                     and Principal Accounting Officer

                                  EXHIBIT INDEX
                                  -------------

The following is a complete list of exhibits filed as part of this Form 10-Q. For electronic filing purposes only, this report contains Exhibit 27, Financial Data Schedule. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-K.

                                                                                                 Sequentially
Exhibit No.                         Description                                                  Numbered Page
-----------                         -----------                                                  -------------
        3.01            Second Amended and Restated Certificate of Incorporation of
                        Franchise Finance Corporation of America


       99.01            Amended and Restated Credit Agreement among Franchise Finance
                        Corporation of America, Certain Lenders, NationsBank of Texas,
                        N.A. as Administrative Agent, and Co-Agents, dated April 15, 1997

       99.02            $45,000,000 Promissory Note, executed by Franchise Finance
                        Corporation of America, payable to the order of NationsBank of
                        Texas, N.A., dated April 15, 1997

       99.03            $40,000,000 Promissory Note, executed by Franchise Finance
                        Corporation of America, payable to the order of Bank of Montreal, Chicago Branch, dated April 15, 1997

       99.04            $40,000,000 Promissory Note, executed by Franchise Finance
                        Corporation of America, payable to the order of The Long-Term
                        Credit Bank of Japan, Ltd., dated April 15, 1997

       99.05            $40,000,000 Promissory Note, executed by Franchise Finance
                        Corporation of America, payable to the order of Commerzbank
                        Aktiengesellschaft, Los Angeles Branch, dated April 15, 1997

       99.06            $40,000,000 Promissory Note, executed by Franchise Finance
                        Corporation of America, payable to the order of Union Bank of
                        Switzerland (New York Branch), dated April 15, 1997

       99.07            $27,000,000 Promissory Note, executed by Franchise Finance
                        Corporation of America, payable to the order of Cooperatieve
                        Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland",
                        New York Branch, dated April 15, 1997

       99.08            $25,000,000 Promissory Note, executed by Franchise Finance
                        Corporation of America, payable to the order of Dresdner Bank
                        AG, Los Angeles Branch, dated April 15, 1997

       99.09            $25,000,000 Promissory Note, executed by Franchise Finance
                        Corporation of America, payable to the order of AmSouth Bank of Alabama, dated April 15, 1997

       99.10            $20,000,000 Promissory Note, executed by Franchise Finance
                        Corporation of America, payable to the order of The Industrial
                        Bank of Japan, dated April 15, 1997

       99.11            $20,000,000 Promissory Note, executed by Franchise Finance
                        Corporation of America, payable to the order of Bank Hapoalim

                        B.M., San Francisco Branch, dated April 15, 1997

       99.12            $15,000,000 Promissory Note, executed by Franchise Finance
                        Corporation of America, payable to the order of Signet Bank, dated April 15, 1997

       99.13            $13,000,000 Promissory Note, executed by Franchise Finance
                        Corporation of America, payable to the order of Norwest Bank
                        Arizona, National Association, dated April 15, 1997

       99.14            $175,000,000 Promissory Note, executed by Franchise Finance
                        Corporation of America, payable to the order of NationsBank of
                        Texas, N.A., dated April 15, 1997

       99.15            $175,000,000 Promissory Note, executed by Franchise Finance
                        Corporation of America, payable to the order of Bank of
                        Montreal, Chicago Branch, dated April 15, 1997

       99.16            $175,000,000 Promissory Note, executed by Franchise Finance
                        Corporation of America, payable to the order of The Long-Term
                        Credit Bank of Japan, Ltd., dated April 15, 1997

       99.17            $175,000,000 Promissory Note, executed by Franchise Finance
                        Corporation of America, payable to the order of Commerzbank
                        Aktiengesellschaft, Los Angeles Branch, dated April 15, 1997

       99.18            $175,000,000 Promissory Note, executed by Franchise Finance
                        Corporation of America, payable to the order of Union Bank of
                        Switzerland (New York Branch), dated April 15, 1997

       99.19            $175,000,000 Promissory Note, executed by Franchise Finance
                        Corporation of America, payable to the order of Cooperatieve
                        Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland",
                        New York Branch, dated April 15, 1997

       99.20            $175,000,000 Promissory Note, executed by Franchise Finance
                        Corporation of America, payable to the order of Dresdner Bank
                        AG, Los Angeles Branch, dated April 15, 1997

       99.21            $175,000,000 Promissory Note, executed by Franchise Finance
                        Corporation of America, payable to the order of AmSouth Bank of Alabama, dated April 15, 1997

       99.22            $175,000,000 Promissory Note, executed by Franchise Finance
                        Corporation of America, payable to the order of The Industrial
                        Bank of Japan, dated April 15, 1997

       99.23            $175,000,000 Promissory Note, executed by Franchise Finance
                        Corporation of America, payable to the order of Bank Hapoalim
                        B.M., San Francisco Branch, dated April 15, 1997

       99.24            $175,000,000 Promissory Note, executed by Franchise Finance
                        Corporation of America, payable to the order Signet Bank,
                        dated April 15, 1997

       99.25            $175,000,000 Promissory Note, executed by Franchise Finance
                        Corporation of America, payable to the order of Norwest Bank
                        Arizona, National Association, dated April 15, 1997

       99.26            Guaranty Agreement, dated as of April 15, 1997, by FFCA
                        Acquisition Corporation, FFCA Institutional Advisors, Inc. and
                        FFCA Mortgage Corporation, guaranteeing the obligations of
                        Franchise Finance Corporation of America under the Amended and
                        Restated Credit Agreement among Franchise Finance Corporation of America, Certain Lenders, NationsBank of Texas, N.A. as
                        Administrative Agent, and Co-Agents, dated April 15, 1997

       99.27            Subordination Agreement, dated as of April 15, 1997, by FFCA
                        Acquisition Corporation

       99.28            Subordination Agreement, dated as of April 15, 1997, by FFCA
                        Institutional Advisors

       99.29            Subordination Agreement, dated as of April 15, 1997, by FFCA
                        Mortgage Corporation