Form 10-Q
period 1997-06-30
FRANCHISE FINANCE CORP OF AMERICA
filed 1997-08-14
CIK 908527

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1997
                                        ----------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to
                                             ----------------  -----------------

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

                                    Yes X No
                                       ---  ---


Number of shares outstanding of each of the issuer's classes of common stock as of August 5, 1997:

     Common Stock, $0.01 par value                     40,690,527
     -----------------------------                  ----------------
                Class                               Number of Shares

PART 1 - FINANCIAL INFORMATION
    Item l.  Financial Statements.
    ------------------------------

                    FRANCHISE FINANCE CORPORATION OF AMERICA

        CONSOLIDATED BALANCE SHEETS - JUNE 30, 1997 AND DECEMBER 31, 1996
                    (Amounts in thousands except share data)
                                   (Unaudited)

                                                                       June 30,   December 31,
                                                                        1997         1996
                                                                      ---------    ---------
                                     ASSETS
                                     ------
Investments:
    Investments in Real Estate, at cost:
       Land                                                           $ 349,829    $ 346,626
       Buildings and Improvements                                       498,088      490,506
       Equipment                                                         25,638       31,083
                                                                      ---------    ---------
                                                                        873,555      868,215
       Less-Accumulated Depreciation                                    171,174      172,941
                                                                      ---------    ---------
           Net Real Estate Investments                                  702,381      695,274

    Mortgage Loans Receivable                                            54,441       57,808
    Mortgage Loans Held for Sale (Note 2)                                21,892         --
    Related Party Notes Receivable                                       27,406      147,616
    Other Investments                                                    66,086       37,836
                                                                      ---------    ---------
           Total Investments                                            872,206      938,534

Cash and Cash Equivalents                                                 3,330       11,350
Notes and Accounts Receivable, net of allowances
    of $1,700 in 1997 and $2,200 in 1996                                 23,202       22,020
Other Assets                                                             18,659       16,872
                                                                      ---------    ---------

           Total Assets                                               $ 917,397    $ 988,776
                                                                      =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Liabilities:
    Accounts Payable and Accrued Expenses                             $   7,161    $   6,827
    Dividends Payable                                                    18,311       18,254
    Notes Payable (Note 4)                                              349,083      298,956
    Borrowings Under Line of Credit (Note 5)                             24,500      150,500
    Mortgage Payable to Affiliate                                         8,500        8,500
    Rent Deposits and Other                                               8,208       10,369
                                                                      ---------    ---------
           Total Liabilities                                            415,763      493,406
                                                                      ---------    ---------
Shareholders' Equity:
    Preferred Stock, par value $.01 per share, 10 million shares
       authorized, none issued or outstanding                             --           --
    Common Stock, par value $.01 per share, authorized 200 million shares, issued and outstanding 40,634,652 shares in 1997 and
       40,564,076 shares in 1996                                            407          406
    Capital in excess of par value                                      556,410      553,335
    Cumulative Net Income                                               168,994      129,209
    Cumulative Dividends                                               (224,177)    (187,580)
                                                                      ---------    ---------
           Total Shareholders' Equity                                   501,634      495,370
                                                                      ---------    ---------

           Total Liabilities and Shareholders' Equity                 $ 917,397    $ 988,776
                                                                      =========    =========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                    (Amounts in thousands except share data)
                                   (Unaudited)

                                       Three Months  Three Months   Six Months    Six Months
                                           Ended         Ended         Ended         Ended
                                          6/30/97       6/30/96       6/30/97       6/30/96
                                        -----------   -----------   -----------   -----------
REVENUES:
      Rental                            $    24,838   $    23,488   $    49,221   $    46,608
      Mortgage Loan Interest                  3,588         7,049         5,118        13,033
      Investment Income and Other             3,315           671         5,893         1,234
      Interest (Related Party)                2,907          --           7,190          --
                                        -----------   -----------   -----------   -----------

                                             34,648        31,208        67,422        60,875
                                        -----------   -----------   -----------   -----------

EXPENSES:
      Depreciation and Amortization           5,088         5,103        10,248        10,231
      Operating, General and
        Administrative                        2,986         3,413         5,535         6,877
      Property Costs                            534           669         1,055         1,219
      Interest                                9,802         6,975        18,166        13,484
      Interest (Related Party)                  247           243           493           486
                                        -----------   -----------   -----------   -----------

                                             18,657        16,403        35,497        32,297
                                        -----------   -----------   -----------   -----------

Income Before Gain on Sale of Property
      and Other Costs                        15,991        14,805        31,925        28,578

Gain on Sale of Property                      3,631         7,089         6,940         7,093
Equity in Net Income of Affiliate             1,948          --             920          --
                                        -----------   -----------   -----------   -----------

Net Income                              $    21,570   $    21,894   $    39,785   $    35,671
                                        ===========   ===========   ===========   ===========

Net Income Per Share (Note 1)           $       .53   $       .54   $       .97   $       .88
                                        ===========   ===========   ===========   ===========


Weighted Average Common and
      Common Equivalent Shares
      Outstanding (Note 1)               40,972,949    40,486,014    40,975,314    40,455,444
                                        ===========   ===========   ===========   ===========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                             (Amounts in thousands)
                                   (Unaudited)

                                             Capital in
                                   Common    Excess of   Cumulative  Cumulative
                                   Stock     Par Value   Net Income  Dividends      Total
                                 ---------   ---------   ---------   ---------    ---------
BALANCE, December 31, 1996       $     406   $ 553,335   $ 129,209   $(187,580)   $ 495,370

    Capital contributions -
      Dividend reinvestment plan         1       3,041        --          --          3,042
      Exercise of stock options       --            34        --          --             34

    Net income                        --          --        39,785        --         39,785

    Dividends declared -
      $.90 per share                  --          --          --       (36,597)     (36,597)
                                 ---------   ---------   ---------   ---------    ---------

BALANCE, June 30, 1997           $     407   $ 556,410   $ 168,994   $(224,177)   $ 501,634
                                 =========   =========   =========   =========    =========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                             (Amounts in thousands)
                                   (Unaudited)

                                                                    1997         1996
                                                                 ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $  39,785    $  35,671
   Adjustments to net income:
       Depreciation and amortization                                10,248       10,231
       Equity in net income of affiliate                              (920)        --
       Gain on sale of property                                     (6,940)      (7,093)
       Provision for uncollectible mortgages and notes                  75        1,424
       Other                                                         2,683        1,311
                                                                 ---------    ---------

          Net cash provided by operating activities                 44,931       41,544
                                                                 ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property                                         (29,549)     (44,943)
   Investment in mortgage loans                                   (138,101)     (38,565)
   Investment in notes receivable                                   (5,540)      (4,280)
   Collection of related party notes receivable                    120,210         --
   Purchase of investment securities                               (15,946)        --
   Proceeds from securitization transaction (Note 2)               103,975      151,720
   Proceeds from sale of property                                   16,632       11,057
   Receipt of mortgage loan payoffs                                  2,271        3,289
   Collection of mortgage loan principal                             2,135        3,692
   Collection of investment security principal                         726         --
                                                                 ---------    ---------

          Net cash provided by investing activities                 56,813       81,970
                                                                 ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                  (36,540)     (36,291)
   Capital contributions                                             3,076        2,305
   Proceeds from bank borrowings                                   167,000       70,500
   Proceeds from issuance of notes                                  50,000       59,655
   Payment of bank borrowings and loan fees                       (293,300)    (152,672)
                                                                 ---------    ---------

          Net cash used in financing activities                   (109,764)     (56,503)
                                                                 ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                      (8,020)      67,011

CASH AND CASH EQUIVALENTS, beginning of period                      11,350        2,067
                                                                 ---------    ---------

CASH AND CASH EQUIVALENTS, end of period                         $   3,330    $  69,078
                                                                 =========    =========


Supplemental Disclosure of Noncash Activities:
     Investment in securities resulting from securitization      $  11,303    $  30,763
                                                                 =========    =========
     Mortgage loan obtained as part of property sale proceeds,
        net of deferred gain                                     $     767    $     991
                                                                 =========    =========

                    FRANCHISE FINANCE CORPORATION OF AMERICA
                    ----------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                  JUNE 30, 1997
                                  -------------

(1)      ACCOUNTING CHANGES:
         -------------------

         Effective  January 1, 1997,  Franchise  Finance  Corporation of America
(FFCA) adopted Statement of Financial Accounting Standards (SFAS) No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 125 provides, among other things, guidance on when a securitization of a pool of financial assets (such as mortgage loans) is accounted for as a sale of assets (see Note 2).

         In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 "Earnings per Share", which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. FFCA will adopt SFAS No. 128 for the year ending December 31, 1997. The weighted average shares as reported below include the dilutive effect of common stock options outstanding; therefore, the earnings per share calculation as reported results in the same per share amounts as Diluted Earnings Per Share presented below. Under SFAS No. 128, FFCA's earnings per share would have resulted in the following pro forma amounts (in thousands, except per share amounts):

                                                                    1997                                 1996
                                                     ----------------------------------  ----------------------------------
                                                       Net                                Net
                                                     Income        Shares     Per Share  Income       Shares      Per Share
                                                     ------        ------     ---------  ------       ------      ---------
For the Six Months Ended June 30,
         Amounts as Reported                         $39,785       40,975      $   .97   $35,671       40,455      $   .88
         Pro Forma Amounts:
         Basic Earnings Per Share - Net income
             available to common stockholders        $39,785       40,628      $   .98   $35,671       40,348      $   .88
         Effect of Dilutive Securities-
             Common stock options                       --            347                   --            107
                                                     -------       ------                -------       ------

         Diluted Earnings Per Share                  $39,785       40,975      $   .97   $35,671       40,455      $   .88
                                                     =======       ======      =======   =======       ======      =======

For the Quarter Ended June 30,
         Amounts as Reported                         $21,570       40,973      $   .53   $21,894       40,486      $   .54
         Pro Forma Amounts:
         Basic Earnings Per Share - Net income
             available to common stockholders        $21,570       40,661      $   .53   $21,894       40,377      $   .54
         Effect of Dilutive Securities-
             Common stock options                       --            312                   --            109
                                                     -------       ------                -------       ------

         Diluted Earnings Per Share                  $21,570       40,973      $   .53   $21,894       40,486      $   .54
                                                     =======       ======      =======   =======       ======      =======

         In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. FFCA will adopt SFAS No. 130 for the year ending December 31, 1998. The adoption of this new accounting standard would not have had a material effect on FFCA's financial statements for the quarters or six months ended June 30, 1997 or 1996.

(2)      MORTGAGE LOANS HELD FOR SALE:
         -----------------------------

         At June 30, 1997, FFCA's portfolio included mortgage loans originated in 1997 which are held for sale. Mortgage loans held for sale are stated at the lower of cost or fair market value, determined in the aggregate. These loans represent first mortgage loans on the land and/or buildings and/or equipment of 27 restaurants comprising $20 million in fixed-rate loans and $1.9 million in variable-rate loans. The fixed-rate loans carry an interest rate of 9.8 percent per annum and mature in 7 to 20 years from the date of origination. The variable-rate loans carry interest rates which adjust monthly based on 30-day LIBOR plus a margin (interest rate was 8.2% at June 30, 1997). Total principal and interest payments aggregate approximately $220,000 per month.

         Certain mortgage loans originated for sale by FFCA and its affiliate, FFCA Mortgage Corporation, totaling $261 million were securitized on June 9, 1997 and Secured Franchise Loan Trust Certificates (the "Certificates") were sold to investors. Upon sale, the mortgage loans receivable were removed from the balance sheet and a gain on the sale was recognized for the difference between the carrying amount of the mortgage loans and the adjusted sales price. The servicing rights on these mortgage loans have been retained by FFCA and are not significant. FFCA also retained certain interests in approximately 11% of the aggregate mortgage loan principal balance through the purchase of subordinated investment securities of the securitization trust. These investment securities, totaling $27.2 million, were accounted for as the sale of mortgage loans and the purchase of mortgage-backed securities classified as trading securities at fair value and are included in Other Investments in the accompanying consolidated balance sheets. Also included in Other Investments is approximately $29.2 million in retained interests related to the sale in June 1996 of mortgage loans from FFCA's original portfolio. These investment securities are classified as available for sale as these mortgage loans were not originated for sale. At June 30, 1997, the fair market values of FFCA's investment securities approximate cost.

(3)      DERIVATIVE FINANCIAL INSTRUMENTS:
         ---------------------------------

     FFCA may periodically use derivative financial instruments to manage interest rate exposures which exist as a part of its ongoing business operations. The portfolio of fixed-rate mortgage loans held for sale through securitization is funded on an interim basis by FFCA's variable rate bank credit facility. In such circumstances, FFCA may hedge against fluctuations in interest rates that could adversely affect the value of the mortgage loans to be sold. On March 27, 1997, FFCA entered into an interest rate agreement (known as a Treasury lock) on a notional amount of $58.5 million. FFCA terminated this interest rate agreement upon securitization of the fixed-rate mortgage loans on June 9, 1997, at which time both the gain on the securitization of the fixed-rate mortgage loans and the loss on the termination of the interest rate agreement were recognized in the statement of operations in the caption Gain on Sale of Property. At June 30, 1997, there were no hedge instruments outstanding.

(4)      NOTES PAYABLE:
         --------------

         In January 1997, FFCA issued $50 million in variable-rate unsecured notes due 1998 bearing interest at a weighted average rate of 3-month LIBOR plus
 .33% (interest reset quarterly). The notes were redeemed by FFCA on July 14, 1997 at a redemption price of 100% of the principal amount of the notes.

(5)      BORROWINGS UNDER LINE OF CREDIT:
         --------------------------------

         At June 30, 1997, FFCA's primary source of interim funding for new investments is an unsecured acquisition loan facility. On April 15, 1997, the acquisition loan facility was amended to, among other things, increase the facility from $200 million to $350 million.

Part I -- Financial Information
-------------------------------

Item 2.   Management's Discussion and Analysis of
          ---------------------------------------
          Financial Condition and Results of Operations
          ---------------------------------------------

General
-------

Franchise Finance Corporation of America ("FFCA") is a self-administered real estate investment trust ("REIT") which is dedicated primarily to providing real estate financing to the chain restaurant industry through various financial products, including sale-leaseback transactions, mortgage loans, restaurant equipment loans and construction financing. At June 30, 1997, FFCA had interests in 2,111 restaurant properties through various investments. FFCA's portfolio included 1,445 restaurant properties represented by investments in real estate and mortgage loans receivable, 627 properties represented by securitized mortgage loans in which FFCA holds a residual interest and 39 properties represented by mortgage loans originated and held by FFCA's affiliate, FFCA Mortgage Corporation (Mortgage Corp.). These restaurants are operated by approximately 400 experienced restaurant operators in over 35 established chains throughout the United States.

Results of Operations
---------------------

FFCA had income of $16.0 million before gain on the sale of property and other costs for the quarter ended June 30, 1997 (the period) as compared to $14.8 million for the comparable period of 1996, representing an increase of 8%. Net income of $21.6 million ($.53 per share) for the period included gains on the sale of property and other costs aggregating $5.6 million, as compared to net income of $21.9 million ($.54 per share) for the quarter ended June 30, 1996 which included gains of $7 million. Portions of the gains in both quarters were generated by mortgage loan securitization transactions, as discussed below. Revenues rose 11% to $34.6 million during the period from $31.2 million in the comparable period in 1996 primarily due to the growth of FFCA's affiliate, Mortgage Corp., reflected as the increase in Related Party Interest Income. Mortgage Corp. was designed primarily to originate, through borrowings from FFCA, mortgage loans held for sale. Revenues for the six-months ended June 30, 1997 show a similar rate of growth over the six-month period ended June 30, 1996.

FFCA's primary source of revenues continues to be rental revenues generated by its portfolio of restaurant properties leased to restaurant operators on a triple-net basis. Rental revenues increased 5.8% for the quarter primarily due to the impact of new investments in property subject to operating leases made during 1996 and the first quarter of 1997. Base lease rates on these new investments were at a weighted average rate of 9.7% during 1997.

Rental revenues include rent received from lessees (including contingent rentals) and revenue received from rent guaranty insurance. In addition to base rentals, generally the leases in FFCA's portfolio provide for contingent rentals based on a percentage of the gross sales of the related restaurants. Such contingent rentals totaled $1.6 million during the period as compared to $1.4 million for the same period in 1996. During the period there was a decrease in rent revenue from rent guaranty insurance, which dropped from approximately $400,000 in 1996 to approximately $300,000 in 1997. Rent guaranty insurance coverage on certain properties has been provided by United Guaranty Insurance Company (UG). During the first quarter of 1997, FFCA and UG reached an agreement to settle all outstanding and future claims. Deferred income approximating $270,000 related to settled future claims will be recognized in income over the original terms of the remaining policies which expire at various dates through 1998.

Mortgage interest income for the quarter decreased from $7.0 million in 1996 to $3.6 million in 1997 due primarily to the sale of mortgage loans. In June 1996, FFCA sold approximately $179 million of the mortgage loans held in its portfolio at that time. Since then, FFCA originated approximately $146 million in mortgage loans and financed the origination of approximately $164 million in mortgage loans held by an affiliate. All but approximately $49 million of these mortgage loans were sold on June 9, 1997 through FFCA's second securitization transaction. This second transaction consisted of a diversified pool of 551 loans comprising 384 chain restaurant mortgage loans and 167 chain restaurant equipment loans with an outstanding principal balance aggregating $261 million. Approximately 89% of the $261 million securitized loan pool was sold to outside parties. FFCA holds investments representing the remaining 11% of the mortgage loan pool balance. These investment securities totaled $27.2 million at June 30, 1997. The subordinated investment securities are the last of the securities to be repaid from the pool, so that if any of the underlying mortgage loans default, these securities take the first loss. Any future credit losses in the securitized loan pool would be concentrated in the subordinated investment securities retained by FFCA; however, FFCA originates and services mortgage loans and has the infrastructure in place to deal with potential defaults on the securitized portfolio (as it does with the mortgage loans it holds for investment). These investment securities, together with the investment securities retained from the 1996 securitization transaction, aggregate $56.4 million, which is net of reserves of $6.5 million. FFCA also retained the servicing rights on the mortgage loans receivable and the right to receive any participations based on the gross sales of the restaurant properties.

Upon sale, the mortgage loans receivable were removed from the balance sheet and a gain on the sale was recognized for the difference between the carrying amount of the mortgage loans and the adjusted sales price. Interest rate agreements, which were used to hedge against fluctuations in interest rates on the mortgage loans held for sale, were terminated upon sale of the related mortgage loans and the resulting loss of $500,000 was included in the calculation of the gain on the securitization transaction. As a result of the securitization, net gains totaling $4 million were recognized (after deducting transaction costs, reserves and unrecognized gain attributable to the certificates retained by FFCA). It is anticipated that increases and decreases in mortgage interest income between quarters in the future will continue to be impacted by the amount of loans held for sale and the timing of future securitization transactions.

Expenses increased to $18.7 million during the quarter ended June 30, 1997 from $16.4 million in 1996, due to an increase in interest expense. Interest expense rose by $2.8 million during the period due to the use of borrowings for investment in restaurant properties during the year. FFCA's average unsecured debt balance increased from $358 million during the second quarter of 1996 to $530 million during the second quarter of 1997. Although FFCA's average debt balance increased in 1997 from 1996, its overall borrowing rate decreased with the average debt rate dropping from 7.10% in the second quarter of 1996 to 6.86% in the second quarter of 1997.

Operating, general and administrative expenses in the second quarter of 1997 decreased by approximately $428,000 or 12.5% as compared to 1996 primarily related to reserves on mortgage loans provided for in June 1996. Depreciation and amortization expense for the period remained relatively constant at $5.1 million as compared to the same quarter of the prior year, despite the increased investment in restaurant property during the previous twelve months, primarily due to the sale of restaurant properties and the sale of restaurant equipment at the expiration of the related lease terms.

FFCA recorded net gains of $3.6 million on the sale of property during the period as compared to net gains of $7.1 million recorded in the second quarter of 1996. The majority of the gains in both periods relates to gains on the securitization transactions occurring in the second quarter of 1996 and 1997. In addition, these net gains represent the effect of gains and losses from sales of property which occurred primarily through the lessee's exercise of purchase options and through the disposition of underperforming properties.

Liquidity and Capital Resources
-------------------------------

At June 30, 1997, FFCA had cash and cash equivalents of $3.3 million. Rental and mortgage interest revenue generated by FFCA's investments in restaurant properties has, and will continue to, comprise the majority of the cash generated from operations. Operations during the six-month period provided net cash of $44.9 million as compared to $41.5 million in 1996. Cash generated from operations provides distributions to the shareholders in the form of quarterly dividends. This cash also may be used on an interim basis to fund new investments in properties.

The majority of cash generated from investing activities is the result of FFCA's securitization transaction which closed on June 9, 1997. Approximately 89% of the $261 million mortgage loan pool was sold to outside parties, generating $239 million in cash proceeds. Approximately $4.6 million of the cash proceeds was used or accrued for transaction costs, $211 million was used to pay down FFCA's acquisition loan facility and the remainder was used to fund acquisitions.

Portfolio investments (including investments through FFCA's affiliate, Mortgage Corp.) totaled $64.9 million during the period, an increase from $32.5 million in the comparable quarter in 1996, reflecting FFCA's continued focus on the growth of its portfolio through restaurant property investments. At June 30, 1997, FFCA had $21.9 in mortgage loans held for sale. In addition, Mortgage Corp. had $24.4 million in mortgage loans held for sale and $12.9 million in construction loans representing a total of 39 restaurant properties. Mortgage Corp. obtained its acquisition financing through a secured revolving line of credit with FFCA, bearing interest at a rate 1.5% and 2.0% above FFCA's debt rate for amounts secured by mortgage loans and equipment notes, respectively.

FFCA's investments in restaurant properties during the period were initially funded by cash generated from operations, net draws on FFCA's revolving credit facility ($23.5 million) and proceeds from the sale of property. During the period, FFCA sold 15 properties (as compared to 20 properties sold in the second quarter of 1996) of which four were due to lessees exercising their purchase options. Proceeds from the sale of property during the period totaled $9.8 million, which were used to reduce amounts drawn on the acquisition line of credit for new investments.

Currently, FFCA's primary source of interim funding for new investments is a $350 million unsecured acquisition loan facility. This loan facility is used as a warehousing line until a sufficient pool of restaurant properties or loans is accumulated to warrant the issuance of additional debt or the sale of loans through securitization. On July 14, 1997, FFCA redeemed at par $50 million in variable-rate unsecured notes bearing interest at a weighted average rate of 3-month LIBOR plus .33% (a weighted average rate of 6.15% at June 30, 1997).

At the annual shareholders' meeting in May 1997, FFCA's shareholders approved a change in the Articles of Incorporation to allow the issuance of up to 10 million shares of preferred stock. Although FFCA has no immediate plans to issue any preferred stock, this change provides FFCA the flexibility to access longer-term capital in future quarters.

FFCA's anticipated investments (including investments through its affiliate, Mortgage Corp.) include commitments totaling approximately $325 million at June 30, 1997. These commitments were made to several large restaurant operators of Burger King, Pizza Hut, Chili's, Wendy's and other restaurant concepts to acquire or finance (subject to FFCA's customary underwriting procedures) approximately 340 restaurant properties over the next year. FFCA anticipates funding these specific commitments, and other investments in restaurant properties, through amounts available through its revolving credit facility, the issuance of additional unsecured debt, the issuance of mortgage-backed securities through securitization or the issuance of additional equity securities of FFCA.

FFCA declared a second quarter 1997 dividend of $0.45 per share, or $1.80 per share on an annualized basis, payable on August 20, 1997 to shareholders of record on August 8, 1997. Management anticipates that cash generated from operations will be sufficient to meet operating requirements and provide the level of shareholder dividends required to maintain FFCA's status as a REIT. As of June 30, 1997, shareholders owning approximately 7.4% of the outstanding shares of FFCA common stock participate in the dividend reinvestment plan and dividends reinvested during the six months ended June 30, 1997 totaled $3.0 million as compared to $2.3 million in the comparable period of 1996.

Tenant Concentration
--------------------

One restaurant operator, Foodmaker, Inc. ("Foodmaker"), accounted for approximately 9% of FFCA's total rental and mortgage loan interest revenues during the six months ended June 30, 1997 as compared to 11% for the six months ended June 30, 1996. Foodmaker operates and franchises Jack in the Box restaurants. The relative decrease in the percentage of FFCA's revenue from Foodmaker between 1996 and 1997 is due to the fact that FFCA's portfolio is growing and, as a result, Foodmaker is becoming a relatively smaller portion of the entire portfolio. This decrease is expected to continue.

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

Part II -- Other Information
----------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

An annual meeting of the stockholders of FFCA (the Meeting) was held on May 6, 1997. The following table sets forth each of the proposals that the stockholders were asked to vote upon and the results of the Meeting:


         Proposal                                            Results
         --------                                            -------

1.  A proposal to elect ten directors
to the Board of Directors:

Morton H. Fleischer                                For                34,985,679
                                                   Withheld              236,160

Willie R. Barnes, Esq.                             For                34,992,689
                                                   Withheld              238,953

William C. Foxley                                  For                34,994,831
                                                   Withheld              228,464

Robert W. Halliday                                 For                34,952,549
                                                   Withheld              273,917

Donald C. Hannah                                   For                35,001,311
                                                   Withheld              220,806

Dennis E. Mitchem                                  For                34,976,214
                                                   Withheld              239,725

Louis P. Neeb                                      For                34,907,124
                                                   Withheld              223,188

Kenneth B. Roath                                   For                34,993,374
                                                   Withheld              222,430

Wendell J. Smith                                   For                34,993,235
                                                   Withheld              225,218

Casey J. Sylla                                     For                34,989,484
                                                   Withheld              222,434

2.  A proposal to amend and restate the            For                21,160,768
Restated Certificate of Incorporation of           Against             2,960,506
FFCA to authorize the issuance of                  Abstain             1,232,306
10 million shares of preferred stock

3.  A proposal to approve FFCA's 1997              For                33,037,492
Employee Stock Purchase Plan                       Against             1,161,550
                                                   Abstain             1,146,683

4.  A proposal to ratify the selection of          For                34,553,010
Arthur Andersen LLP as FFCA's                      Against               206,359
independent auditors for the fiscal year           Abstain               602,791
ending December 31, 1997


Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a) The following is a complete list of exhibits filed as part of this Form 10-Q. For electronic filing purposes only, this report contains Exhibit 27, Financial Data Schedule. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

              99.01 Purchase agreement dated June 8, 1997 between FFCA Secured Lending Corporation, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Smith Barney Inc., as initial purchasers of $232,071,000 aggregate principal amount of Secured Franchise Loan Certificates, Series 1997-1, Class IO, Class A-1a, Class A-1b, Class A-2a, Class A-2b, Class B-1, Class B-2, Class C-1, Class C-2, Class D-1, Class D-2, Class E-1 and Class E-2

         (b) During the quarter covered by this report, FFCA filed the following reports on Form 8-K:

              Form 8-K dated June 9, 1997
                  Item 5. Other Events - Private Placement of $232.1 million of secured franchise loan trust certificates on June 9, 1997.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FRANCHISE FINANCE CORPORATION OF AMERICA

Date:  August 12, 1997                       By /s/ John Barravecchia
                                           -------------------------------------
                                           John Barravecchia, Executive Vice
                                           President, Chief Financial Officer
                                           and Treasurer



Date:  August 12, 1997                       By /s/ Catherine F. Long
                                           -------------------------------------
                                           Catherine F. Long, Senior Vice
                                           President Finance and Principal
                                           Accounting Officer

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
                                                                    Sequentially
Exhibit No.        Description                                     Numbered Page
-----------        -----------                                     -------------

99.01 Purchase agreement dated June 8, 1997 between FFCA Secured Lending Corporation, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Smith Barney Inc., as initial purchasers of $232,071,000 aggregate principal amount of Secured Franchise Loan Certificates, Series 1997-1, Class IO, Class A-1a, Class A-1b, Class A-2a, Class A-2b, Class B-1, Class B-2, Class C-1, Class C-2, Class D-1, Class D-2, Class E-1 and Class E-2