Form 10-Q
period 1997-09-30
FRANCHISE FINANCE CORP OF AMERICA
filed 1997-11-13
CIK 908527

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1997
                               -------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

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
                            Scottsdale, Arizona 85255
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


Registrants' telephone number including area code            (602) 585-4500
                                                  ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X       No
                                     -----        -----

Number of shares outstanding of each of the issuer's classes of common stock as of November 10, 1997:

      Common Stock, $0.01 par value                             41,703,423
      -----------------------------                     ------------------------
               Class                                         Number of Shares

PART 1 - FINANCIAL INFORMATION
    Item l.  Financial Statements.
             --------------------

                    FRANCHISE FINANCE CORPORATION OF AMERICA
     CONSOLIDATED BALANCE SHEETS - SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                    (Amounts in thousands except share data)
                                   (Unaudited)

                                                                          September 30,   December 31,
                                                                              1997            1996
                                                                          -------------   ------------
                                                ASSETS
                                                ------
Investments:
    Investments in Real Estate, at cost:
       Land                                                                 $ 369,142       $ 346,626
       Buildings and Improvements                                             534,873         490,506
       Equipment                                                               24,219          31,083
                                                                            ---------       ---------
                                                                              928,234         868,215
       Less-Accumulated Depreciation                                          173,981         172,941
                                                                            ---------       ---------
           Net Real Estate Investments                                        754,253         695,274

    Mortgage Loans Receivable, net of allowances
         of $1,900 in 1997 and $1,400 in 1996                                  32,972          57,808
    Mortgage Loans Held for Sale (Note 2)                                      71,305            -
    Related Party Notes Receivable                                             31,948         147,616
    Other Investments (Note 2)                                                 65,693          37,836
                                                                            ---------       ---------
           Total Investments                                                  956,171         938,534

Cash and Cash Equivalents                                                       1,424          11,350
Notes and Accounts Receivable, net of allowances
    of $2,200 in 1997 and $1,700 in 1996                                       23,479          22,020
Other Assets                                                                   18,228          16,872
                                                                            ---------       ---------

           Total Assets                                                     $ 999,302       $ 988,776
                                                                            =========       =========

                                 LIABILITIES AND SHAREHOLDERS' EQUITY
                                 ------------------------------------
Liabilities:
    Dividends Payable                                                       $  18,766       $  18,254
    Notes Payable (Note 4)                                                    299,146         298,956
    Borrowings Under Line of Credit (Note 5)                                  128,000         150,500
    Mortgage Payable to Affiliate                                               8,500           8,500
    Accrued Expenses and Other                                                 20,874          17,196
                                                                            ---------       ---------
           Total Liabilities                                                  475,286         493,406
                                                                            ---------       ---------
Shareholders' Equity:
    Preferred Stock, par value $.01 per share, 10 million shares
       authorized, none issued or outstanding                                    -               -
    Common Stock, par value $.01 per share, authorized 200 million shares, issued and outstanding 41,702,508 shares in 1997 and
       40,564,076 shares in 1996                                                  417             406
    Capital in Excess of Par Value                                            581,091         553,335
    Cumulative Net Income                                                     185,451         129,209
    Cumulative Dividends                                                     (242,943)       (187,580)
                                                                            ---------       ---------
           Total Shareholders' Equity                                         524,016         495,370
                                                                            ---------       ---------

           Total Liabilities and Shareholders' Equity                       $ 999,302      $  988,776
                                                                            =========      ==========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                    (Amounts in thousands except share data)
                                   (Unaudited)

                                                Three Months      Three Months    Nine Months      Nine Months
                                                   Ended             Ended           Ended            Ended
                                                  9/30/97           9/30/96         9/30/97          9/30/96
                                                ------------      ------------    -----------      -----------
REVENUES:
      Rental                                       $25,820         $24,540        $  75,041          $71,148
      Mortgage Loan Interest                         2,330           1,923            7,448           14,956
      Investment Income and Other                    4,044           2,598            9,937            3,832
      Interest (Related Party)                         667            -               7,857             -
                                                   -------         -------        ---------          -------

                                                    32,861          29,061          100,283           89,936
                                                   -------         -------        ---------          -------

EXPENSES:
      Depreciation and Amortization                  5,230           5,188           15,478           15,419
      Operating, General and
        Administrative                               2,883           2,600            8,418            9,477
      Property Costs                                   485             427            1,540            1,646
      Interest                                       7,851           5,715           26,017           19,199
      Related Party Interest                           246             244              739              730
                                                   -------         -------        ---------          -------

                                                    16,695          14,174           52,192           46,471
                                                   -------         -------        ---------          -------

Income Before Gain on Sale of Property
      and Other Costs                               16,166          14,887           48,091           43,465

Gain on Sale of Property                                64             944            7,004            8,037
Equity in Net Income of Affiliate                      227            -               1,147             -
                                                   -------         -------        ---------          -------

Net Income                                         $16,457         $15,831        $  56,242          $51,502
                                                   =======         =======        =========          =======

Net Income Per Share (Note 1)                         $.40            $.39            $1.37            $1.27
                                                      ====            ====            =====            =====

Weighted Average Common and
      Common Equivalent Shares
      Outstanding (Note 1)                      41,247,315      40,683,324       41,067,150       40,527,447
                                                ==========      ==========       ==========       ==========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                             (Amounts in thousands)
                                   (Unaudited)

                                                       Capital in
                                            Common     Excess of     Cumulative    Cumulative
                                             Stock     Par Value     Net Income     Dividends       Total
                                             -----     ---------     ----------     ---------       -----
BALANCE, December 31, 1996                    $406      $553,335      $129,209       $(187,580)    $495,370

    Capital contributions                       11        27,756          -               -          27,767

    Net income                                 -            -           56,242            -          56,242

    Dividends declared -
       $1.35 per share                         -            -             -            (55,363)     (55,363)
                                              ----      --------      --------       ---------     --------

BALANCE, September 30, 1997                   $417      $581,091      $185,451       $(242,943)    $524,016
                                              ====      ========      ========       =========     ========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                             (Amounts in thousands)
                                   (Unaudited)

                                                                          1997                   1996
                                                                      -----------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                        $   56,242            $   51,502
     Adjustments to net income:
        Depreciation and amortization                                      15,478                15,419
        Equity in net income of affiliate                                  (1,147)                 -
        Gain on sale of property                                           (7,004)               (8,037)
        Provision for uncollectible mortgages and notes                        75                 1,424
        Other                                                               3,921                 4,890
                                                                       ----------            ----------

           Net cash provided by operating activities                       67,565                65,198
                                                                       ----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property                                              (89,445)              (99,538)
     Investment in mortgage loans                                        (188,037)              (76,764)
     Investment in notes receivable                                        (5,260)              (17,280)
     Collection of related party notes receivable                         115,668                  -
     Purchase of investment securities                                    (15,946)                 -
     Proceeds from securitization transaction (Note 2)                    103,975               151,720
     Proceeds from sale of property                                        19,468                18,615
     Receipt of mortgage loan and note payoffs                             27,816                 5,209
     Collection of mortgage loan principal                                  3,061                 4,487
     Collection of investment security principal                            1,093                  -
                                                                       ----------            ----------

           Net cash used in investing activities                          (27,607)              (13,551)
                                                                       ----------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends paid                                                       (54,851)              (54,495)
     Proceeds from issuance of common stock                                27,767                 4,487
     Proceeds from bank borrowings                                        366,000               129,000
     Proceeds from issuance of notes                                       50,000                59,655
     Payment of bank borrowings and loan fees                            (388,800)             (177,172)
     Payment of other unsecured notes                                     (50,000)                 -
                                                                       ----------            ----------

           Net cash used in financing activities                          (49,884)              (38,525)
                                                                       ----------            ----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                      (9,926)               13,122

CASH AND CASH EQUIVALENTS, beginning of period                             11,350                 2,067
                                                                       ----------            ----------

CASH AND CASH EQUIVALENTS, end of period                               $    1,424            $   15,189
                                                                       ==========            ==========

Supplemental Disclosure of Noncash Activities:
     Investment in securities resulting from securitization            $   11,303            $   30,763
                                                                       ==========            ==========
     Mortgage loans obtained as part of property sale proceeds,
        net of deferred gain                                           $      767            $    2,918
                                                                       ==========            ==========

                    FRANCHISE FINANCE CORPORATION OF AMERICA
                    ----------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                               SEPTEMBER 30, 1997
                               ------------------


(1)      ACCOUNTING CHANGES:
         ------------------

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

         In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 "Earnings per Share", which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. FFCA will adopt SFAS No. 128 for the year ending December 31, 1997. The weighted average shares as reported below include the dilutive effect of common stock options outstanding; therefore, the earnings per share calculation as reported results in the same per share amounts as the pro forma Diluted Earnings Per Share presented below. Under SFAS No. 128, FFCA's earnings per share would have resulted in the following pro forma amounts (in thousands, except per share amounts):

                                                          1997                         1996
                                                --------------------------   --------------------------
                                                  Net                          Net
                                                Income   Shares  Per Share   Income   Shares  Per Share
                                                ------   ------  ---------   ------   ------  ---------
For the Nine Months Ended September 30,
  Amounts as Reported                           $56,242  41,067    $1.37     $51,502  40,527    $1.27
  Pro Forma Amounts:
      Basic Earnings Per Share - Net income
         available to common stockholders       $56,242  40,710    $1.38     $51,502  40,386    $1.28
      Effect of Dilutive Securities-
         Common stock options                    -          357               -          141
                                                -------  ------              -------  ------

      Diluted Earnings Per Share                $56,242  41,067    $1.37     $51,502  40,527    $1.27
                                                =======  ======    =====     =======  ======    =====

For the Quarter Ended September 30,
  Amounts as Reported                           $16,457  41,247    $.40      $15,831  40,683    $.39
  Pro Forma Amounts:
      Basic Earnings Per Share - Net income
         available to common stockholders       $16,457  40,872    $.40      $15,831  40,460    $.39
      Effect of Dilutive Securities-
         Common stock options                    -          375              -           223
                                                -------  ------              -------  ------

      Diluted Earnings Per Share                $16,457  41,247    $.40      $15,831  40,683    $.39
                                                =======  ======    ====      =======  ======    ====

         In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. FFCA will adopt SFAS No. 130 in 1998. The adoption of this new accounting standard would not have had a material effect on FFCA's financial statements for the quarters or nine months ended September 30, 1997 or 1996.

         In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public companies report certain information about operating segments of their business in their financial statements (including interim financial reports). FFCA will adopt SFAS No. 131 in 1998. The adoption of this new accounting standard would not have had a material effect on FFCA's financial statements for the quarters or nine months ended September 30, 1997 or 1996.

(2)      MORTGAGE LOANS HELD FOR SALE:
         ----------------------------

         At September 30, 1997, FFCA's portfolio included mortgage loans originated in 1997 which are held for sale. These mortgage loans are stated at the lower of cost or fair market value, determined in the aggregate. These loans represent first mortgage loans on the land and/or buildings and/or equipment of 80 restaurants comprising $66 million in fixed-rate loans and $5.3 million in variable-rate loans. The fixed-rate loans carry a weighted average interest rate of 9.65% and mature in 5 to 20 years from the date of origination. The variable-rate loans carry interest rates which adjust monthly based on 30-day LIBOR plus a margin (average interest rate was 8.27% at September 30, 1997). Total principal and interest payments aggregate approximately $725,000 per month.

         Certain mortgage loans originated for sale by FFCA and its affiliate, FFCA Mortgage Corporation, totaling $261 million were securitized on June 9, 1997 and Secured Franchise Loan Trust Certificates (the "Certificates") were sold to investors. Upon sale, the mortgage loans receivable were removed from the balance sheet and a gain on the sale was recognized for the difference between the carrying amount of the mortgage loans and the adjusted sales price. The servicing rights on these mortgage loans have been retained by FFCA and are not significant. FFCA also retained certain interests in approximately 11% of the aggregate mortgage loan principal balance through the purchase of subordinated investment securities of the securitization trust. These investment securities, totaling $26.9 million at September 30, 1997, were reported as the sale of mortgage loans and the purchase of mortgage-backed securities accounted for as trading securities and are included in Other Investments in the accompanying consolidated balance sheets. Also included in Other Investments are securities approximating $28.9 million related to the sale in June 1996 of mortgage loans from FFCA's original portfolio (which were not originated for sale and, accordingly, are accounted for as available for sale). At September 30, 1997, the estimated fair market values of FFCA's investment securities approximate cost.

(3)      DERIVATIVE FINANCIAL INSTRUMENTS:
         --------------------------------

         FFCA intends to use derivative financial instruments to manage interest rate exposures which exist as a part of its ongoing business operations. The portfolio of fixed-rate mortgage loans held for sale through securitization is funded on an interim basis by FFCA's variable rate bank credit facility. In such circumstances, FFCA hedges against fluctuations in interest rates that could adversely affect the value of the mortgage loans to be sold. At September 30, 1997, FFCA had interest rate swap contracts outstanding with a total notional amount of $59.3 million. FFCA intends to terminate these contracts upon securitization of the fixed-rate mortgage loans, at which time both the gain or loss on the securitization of the fixed-rate mortgage loans and the gain or loss on the termination of the interest rate swap contracts will be measured and recognized in the statement of operations. FFCA had no outstanding liabilities under these contracts at September 30, 1997 and based on the level of interest rates prevailing, FFCA would have paid approximately $1.1 million if it had terminated these swap contracts at September 30, 1997.

(4)      NOTES PAYABLE:
         -------------

         In January 1997, FFCA issued $50 million in variable-rate unsecured notes due 1998 bearing interest at a weighted average rate of 3-month LIBOR plus
 .33% (interest reset quarterly). The notes were redeemed by FFCA on July 14, 1997 at a redemption price of 100% of the principal amount of the notes.

(5)      BORROWINGS UNDER LINE OF CREDIT:
         -------------------------------

         At September 30, 1997, FFCA's primary source of interim funding for new investments is an unsecured acquisition loan facility. On April 15, 1997, the acquisition loan facility was amended to, among other things, increase the facility from $200 million to $350 million.

Part I -- Financial Information
-------------------------------

Item 2.   Management's Discussion and Analysis of
          ---------------------------------------
          Financial Condition and Results of Operations
          ---------------------------------------------

General
-------

Franchise Finance Corporation of America ("FFCA") is a self-administered real estate investment trust ("REIT") which provides real estate financing to the chain restaurant industry through various financial products, including sale-leaseback transactions, mortgage loans, restaurant equipment loans and construction financing. At September 30, 1997, FFCA had interests in 2,215 restaurant properties through various investments. FFCA's portfolio included 1,539 restaurant properties represented by investments in real estate and mortgage loans receivable, 627 properties represented by securitized mortgage loans in which FFCA holds a residual interest and 49 properties represented by mortgage loans originated and held by FFCA's affiliate, FFCA Mortgage Corporation (Mortgage Corp.). These restaurants are operated by approximately 400 experienced restaurant operators in over 35 established chains throughout the United States.

In order to facilitate the loan origination and securitization process, FFCA had formed Mortgage Corp. during 1996. As a result of changes made to the structure of the securitization transaction used in 1997 (and planned to be used in future transactions) FFCA determined that it would no longer need Mortgage Corp. to originate loans. The loan origination activities are transferring to FFCA and the existing operations of Mortgage Corp. are expected to be phased out over the next several months.

Results of Operations
---------------------

FFCA had income of $16.2 million before gain on the sale of property and other costs for the quarter ended September 30, 1997 (the quarter) as compared to $14.9 million for the comparable quarter of 1996, representing an increase of 9%. Revenues rose 13% to $32.9 million during the quarter from $29.1 million in the comparable quarter of 1996 primarily due to the growth of FFCA's investment portfolio. Revenues for the nine months ended September 30, 1997 show a similar rate of growth over the nine-month period ended September 30, 1996. Net income of $16.5 million ($.40 per share) for the quarter increased 4% compared to net income of $15.8 million ($.39 per share) for the quarter ended September 30, 1996. Net income of $56.2 million ($1.37 per share) for the nine months ended September 30, 1997 included gains on the sale of property aggregating $7 million, as compared to net income of $51.5 million ($1.27 per share) for the nine months ended September 30, 1996 which included gains of $8 million. Portions of the gains in both years were generated by mortgage loan securitization transactions, as discussed below.

FFCA's primary source of revenues continues to be rental revenues generated by its portfolio of restaurant properties leased to restaurant operators on a triple-net basis. Rental revenues increased 5.2% for the quarter primarily due to the impact of new investments in property subject to operating leases made in the last quarter of 1996 and in 1997. FFCA invested in over $50 million in property subject to operating leases during the third quarter of 1997, the full effect of which will be reflected in future quarters' revenues. Base lease rates on new investments made during 1997 decreased to a weighted average rate of 9.6% from 10.6% during 1996, reflecting the overall decrease in interest rates between these two quarters and increased competition from other financing sources. Included in rental revenues is the impact of underperforming properties related to a lessee who operates 27 restaurant properties who failed to make certain of his lease payments (representing less than 1% of rental revenue for both the quarter and nine months ended September 30, 1997).

Rental revenues include rent received from lessees (including contingent rentals) and revenue received from rent guaranty insurance. In addition to base rentals, generally the leases in FFCA's portfolio provide for contingent rentals based on a percentage of the gross sales of the related restaurants. Such contingent rentals totaled $1.9 million during the quarter as compared to $1.3 million for the same quarter in 1996. The increase primarily relates to one lessee, Foodmaker, Inc., whose increased Jack in the Box restaurant sales resulted in higher percentage rentals of approximately $300,000 over 1996 amounts. Rent guaranty insurance coverage on certain properties has been provided by United Guaranty Insurance Company (UG). During the quarter, rental revenue from rent guaranty insurance dropped from approximately $422,000 in 1996 to approximately $206,000 in 1997. During the first quarter of 1997, FFCA and UG reached an agreement to settle all outstanding and future claims. Deferred income approximating $110,000 related to settled future claims will be recognized in income over the original terms of the remaining policies which expire at various dates through 1998.

Mortgage interest income for the quarter increased to $2.3 million in 1997 from $2.0 million in 1996 due to the growth in mortgage loan investments. Rates achieved on the loans originated during 1997 averaged 9.2% as compared to 9.7% achieved during 1996. The average interest rates on the bank credit facility used to fund these new investments also reflected a decrease to 6.6% in 1997 from 7.1% in 1996. For the nine months ended September 30, 1997, mortgage interest income decreased to $7.4 million from $15.0 million in the prior year due to the impact of mortgage loan securitization transactions. Although FFCA no longer receives mortgage interest income from the mortgages it sold, it retained certain interests through the purchase of subordinated investment securities as discussed below. These securities generate revenues that are included in Investment Income and Other and represent the majority of the increase in that financial statement caption between years.

In June 1996, FFCA sold approximately $179 million of the mortgage loans held in its portfolio at that time. From July 1996 to June 1997, FFCA originated approximately $146 million in mortgage loans and financed the origination of an additional $164 million in mortgage loans held by an affiliate. All but approximately $49 million of these loans were sold on June 9, 1997 through FFCA's second securitization transaction. Approximately 89% of the $261 million securitized loan pool was sold to outside parties. FFCA holds investments (totaling $26.9 million at September 30, 1997) representing the remaining 11% of the mortgage loan pool balance. These subordinated investment securities are the last of the securities to be repaid from the pool, so that if any of the underlying mortgage loans default, these securities take the first loss. Any future credit losses in the securitized loan pool would be concentrated in the subordinated investment securities retained by FFCA; however, FFCA originates and services mortgage loans and has the infrastructure in place to deal with potential defaults on the securitized portfolio (as it does with the mortgage loans it holds for investment). To date, there have been no defaults on the mortgage loans held in either securitized loan pool. These investment securities, together with the investment securities retained from the 1996 securitization transaction, aggregate $55.8 million. FFCA also retained the servicing rights on the mortgage loans and the right to receive any participations based on the gross sales of the related restaurant properties. It is anticipated that increases and decreases in mortgage interest income between quarters in the future will continue to be impacted by the amount of loans held for sale and the timing of future securitization transactions.

Expenses increased to $16.7 million during the quarter ended September 30, 1997 from $14.2 million in the comparable quarter of 1996, primarily due to an increase in interest expense. Interest expense rose $2.1 million during the quarter due to the use of borrowings for investment in restaurant properties during the year. FFCA's unsecured debt balance averaged $400 million during the third quarter of 1997 as compared to $280 million during the third quarter of 1996. Operating, general and administrative expenses in the third quarter of 1997 increased by approximately $283,000 or 11% as compared to 1996. The primary reason for this increase is the addition of personnel and other resources devoted to the development of an expanded line of financial products.

FFCA recorded net gains of $64,000 on the sale of property during the quarter as compared to net gains of $944,000 recorded in the third quarter of 1996. These net gains represent the effect of gains and losses from sales of property that occurred primarily through the lessee's exercise of purchase options and through the disposition of underperforming properties.

Liquidity and Capital Resources
-------------------------------

At September 30, 1997, FFCA had cash and cash equivalents of $1.4 million and $222 million available on its bank line of credit. Rental and mortgage interest revenue generated by FFCA's investments in restaurant properties has, and will continue to, comprise the majority of the cash generated from operations. Operations during the nine-month period provided net cash of $67.6 million as compared to $65.2 million in 1996 with the increase primarily due to increased revenues. Cash generated from operations provides distributions to the shareholders in the form of quarterly dividends. This cash also may be used on an interim basis to fund new investments in properties or to pay down debt.

Portfolio investments (including investments through FFCA's affiliate, Mortgage Corp.) totaled $112 million during the quarter, bringing total portfolio investments to $313 million year to date. This increase from $105 million for the comparable quarter in 1996 and $193 million for the comparable year-to-date period in 1996, reflects FFCA's continued focus on the growth of its portfolio through restaurant property investments.

Currently, FFCA's primary source of interim funding for new investments is a $350 million unsecured acquisition loan facility. This loan facility is used as a warehousing line until a sufficient pool of restaurant properties or loans is accumulated to warrant the issuance of additional debt or equity securities or the sale of loans through securitization. At September 30, 1997, FFCA had $71.3 million in mortgage loans held for sale to be securitized in a future transaction. In addition, Mortgage Corp. had $34.5 million in mortgage loans held for sale and $6.8 million in construction loans representing a total of 49 restaurant properties. FFCA has hedged against fluctuations in interest rates that could adversely affect the value of those fixed rate mortgage loans to be sold. At September 30, 1997, FFCA had interest rate swap contracts outstanding totaling $59.3 million in notional amount. FFCA intends to terminate these contracts upon securitization of the fixed-rate mortgage loans, at which time FFCA would generally expect to receive (if rates rise) or pay (if rates fall) an amount equal to the present value of the difference between the LIBOR rate set at the beginning of the interest rate agreement and the then existing LIBOR rate. At that time, both the gain or loss on the securitization of the fixed-rate mortgage loans and the gain or loss on the termination of the interest rate swap contracts will be measured and recognized in the statement of operations. FFCA had no outstanding liabilities under these contracts at September 30, 1997 and based on the level of interest rates prevailing, FFCA would have paid approximately $1.1 million if it had terminated the swap contracts at September 30, 1997.

FFCA's investments in restaurant properties during the quarter were initially funded by cash generated from operations, net draws on FFCA's revolving credit facility and proceeds from the sale of property. During the quarter, FFCA sold 9 properties (as compared to 15 properties sold in the third quarter of 1996). In addition, during the third quarter of 1997, FFCA had a $20 million mortgage payoff representing 60 restaurant properties. Proceeds from the sale of property and mortgage payoffs during the quarter totaled $23.9 million, which were used to fund new investments.

On October 9, 1997, FFCA issued $10 million in unsecured notes bearing interest at 6.95%, maturing in August 2007 to coincide with a lease rate reset. On July 14, 1997, FFCA redeemed at par $50 million in variable-rate unsecured notes due January 1998 bearing interest at a weighted average rate of 3-month LIBOR plus
 .33%. From time to time, FFCA may consider it advantageous to issue additional equity securities. In September 1997, FFCA issued 956,160 shares of common stock and placed the shares with the trustee of a unit investment trust. Net proceeds to FFCA totaled $23.4 million, which were used to fund new investments.

FFCA declared a third quarter 1997 dividend of $0.45 per share, or $1.80 per share on an annualized basis, payable on November 20, 1997 to shareholders of record on November 10, 1997. Management anticipates that cash generated from operations will be sufficient to meet operating requirements and provide the level of shareholder dividends required to maintain FFCA's status as a REIT. As of September 30, 1997, shareholders owning approximately 7.4% of the outstanding shares of FFCA common stock participate in the dividend reinvestment plan and dividends reinvested during the nine months ended September 30, 1997 totaled $4.5 million as compared to $3.6 million in the comparable period of 1996.

In the ordinary course of business, FFCA makes commitments to large restaurant operators to invest in new and existing restaurant properties. Currently, FFCA is also pursuing investment opportunities in freestanding retail properties other than restaurants, such as convenience stores and automotive services retail locations. FFCA's anticipated investments include commitments totaling approximately $335 million at September 30, 1997. These commitments were made to several large operators of Burger King, Chili's, Arby's, Applebee's and others to acquire or finance properties over the next year (subject to FFCA's customary underwriting procedures). FFCA anticipates funding these specific commitments, and other investments, through amounts available through its revolving credit facility, the issuance of additional unsecured debt, the issuance of mortgage-backed securities through securitization or the issuance of additional equity securities of FFCA.

Tenant Concentration
--------------------

One restaurant operator, Foodmaker, Inc. ("Foodmaker"), accounted for approximately 9.8% of FFCA's total rental and mortgage loan interest revenues (generated from its investment portfolio) during the nine months ended September 30, 1997 as compared to 11% for the nine months ended September 30, 1996. Foodmaker operates and franchises Jack in the Box restaurants. The relative decrease in the percentage of FFCA's revenue from Foodmaker between 1996 and 1997 is due to the fact that FFCA's portfolio is growing and, as a result, Foodmaker is becoming a relatively smaller portion of the entire portfolio. This decrease is expected to continue.

In the opinion of management, the financial information included in this report reflects all adjustments necessary for fair presentation. All adjustments are of a normal recurring nature.


Part II -- Other Information
----------------------------

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a) For electronic filing purposes only, this report contains Exhibit 27, Financial Data Schedule.

         (b) During the quarter covered by this report, FFCA filed the following reports on Form 8-K:

             Form 8-K dated July 21, 1997
                  Item 5. Other Events - (a) On July 21, 1997, FFCA entered into a distribution agreement with respect to the issue and sale by FFCA of up to $150,000,000 in Medium Term Notes due nine months or more from the date of issue. (b) FFCA's Board of Directors approved a resolution increasing the number of directors constituting the Board from ten to eleven directors.
                  Item 7. Financial Statements and Exhibits - Exhibits (a) Distribution agreement (b) Legal opinion of Kutak Rock.

             Form 8-K dated September 11, 1997
                  Item 5. Other Events - On September 11, 1997, FFCA entered into an underwriting agreement with Smith Barney Inc. with respect to the issue and sale by FFCA of an aggregate of 956,160 shares of FFCA's $.01 par value common stock.
                  Item 7. Financial Statements and Exhibits - Exhibits (a) Underwriting agreement (b) Legal opinion of Kutak Rock.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FRANCHISE FINANCE CORPORATION OF AMERICA

Date:  November 12, 1997                    By /s/ John Barravecchia
                                     -------------------------------------------
                                    John Barravecchia, Executive Vice President,
                                    Chief Financial Officer and Treasurer



Date: November 12, 1997                     By /s/ Catherine F. Long
                                     -------------------------------------------
                                     Catherine F. Long,  Senior  Vice  President
                                     Finance and Principal Accounting Officer

                                  EXHIBIT INDEX

For electronic filing purposes only, this report contains Exhibit 27, Financial Data Schedule.