Form 10-K405
period 1997-12-31
FRANCHISE FINANCE CORP OF AMERICA
filed 1998-03-27
CIK 908527

FORM 10-K


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended December 31, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from ______________ to _______________

Commission File Number 1-13116


                    FRANCHISE FINANCE CORPORATION OF AMERICA
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                                 86-0736091
------------------------                                     -------------------
(State of incorporation)                                      (I.R.S. Employer
                                                             Identification No.)

The Perimeter Center
17207 North Perimeter Drive
Scottsdale, Arizona                                                85255
---------------------------                                  -------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (602) 585-4500

Securities Registered Pursuant to Section 12(b) of the Act:

         Title of each class           Name of each exchange on which registered
         -------------------           -----------------------------------------
Common Stock, par value $.01 per share          New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 2, 1998 was $1,124,067,124.

         The number of shares of the Registrant's $.01 par value common stock as of March 2, 1998 was 44,063,526.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III, Items 10, 11, 12 and 13 are incorporated by reference to the definitive proxy statement for the Registrant's Annual Meeting of Shareholders to be held on May 13, 1998, to be filed pursuant to Regulation 14A.

PART I

Item 1.  Business.

Background

         Franchise Finance Corporation of America ("FFCA") is a self-administered real estate investment trust (REIT) which primarily provides real estate financing to the chain restaurant industry, as well as to the convenience store and automotive service and parts industries. FFCA was incorporated in the state of Delaware in 1993 and is successor to Franchise Finance Corporation of America I ("FFCA I"), a Delaware corporation, and eleven public limited partnerships which were merged into FFCA on June 1, 1994. FFCA, together with its predecessors, has been engaged in the financing of chain restaurant real estate since 1980 and began financing convenience stores and automotive service and parts stores in 1997. At December 31, 1997, FFCA had interests in approximately 2,500 properties operated by over 400 operators in approximately 50 chains located in 47 states. The common stock of FFCA began trading on the New York Stock Exchange on June 29, 1994 under the symbol "FFA".

         In 1997, FFCA completed numerous transactions that have, or are expected to have, an impact on its results of operations and financial condition. During 1997, FFCA and its affiliate FFCA Mortgage Corporation (Mortgage Corp.) originated $504 million in new sale-leaseback and mortgage loan investments. This exceeded FFCA's 1996 investment level by almost 50%. Eighteen percent of the 1997 investments ($92 million) resulted from FFCA's expansion into the convenience store and automotive service and parts industries during the fourth quarter of 1997.

         In June 1997, FFCA completed its second securitization transaction. Certain mortgage loans originated by FFCA and Mortgage Corp. totaling $261 million were securitized and Secured Franchise Loan Trust Certificates were sold to investors. The servicing rights on these mortgage loans and any additional payments based upon a participation in the gross sales of the restaurant or specified contractual increases were retained by FFCA. FFCA also retained certain interests in approximately 11% of the aggregate mortgage loan principal balance through the purchase of subordinated investment securities of the securitization trust. During 1997, the loan origination process was transferred to FFCA's wholly-owned subsidiary, FFCA Acquisition Corporation, and at the end of 1997, Mortgage Corp. was dissolved.

         To  continue  the growth  rate  achieved in 1997,  FFCA  increased  its capital by completing various equity transactions and expanded its line of credit. From September 1997 to February 1998, FFCA sold approximately 3.2 million shares of common stock to three separate unit investment trusts with net proceeds from the sales aggregating approximately $82 million. On March 13, 1998, FFCA sold approximately 3.8 million shares of common stock for $100 million to a real estate-related investment firm. As an alternative capital source, FFCA's shareholders voted to authorize the issuance of 10 million shares of preferred stock at FFCA's annual meeting in May 1997. As of the date of this report, FFCA has not yet issued any shares. In April 1997, FFCA increased its acquisition loan facility to $350 million to accommodate its higher mortgage loan origination business and to increase its liquidity. In addition, FFCA entered into a separate $100 million loan facility in January 1998 expiring in May 1998, by which time it plans to complete a securitization transaction.

         Other events occurring in 1997 include an increase of 4.4% in FFCA's quarterly dividend to $0.47 from $0.45 for the fourth quarter of 1997 and the establishment of an employee stock purchase plan ("ESPP"). Under the ESPP, employees can purchase stock through payroll deductions at a price equal to 85% of the fair market value of the stock, as defined in the ESPP agreement.

         As of December 31, 1997, FFCA had 103 full-time employees and 4 part-time employees.

Factors Affecting Future Operating Results

         The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"), became effective in December 1995. The Act provides a "safe harbor" for companies which make forward-looking statements providing prospective information. The "safe harbor" under the Act relates to protection for companies with respect to litigation filed on the basis of such forward-looking statements.

         FFCA wishes to take advantage of the "safe harbor" provisions of the Act and is therefore including this section in its Annual Report on Form 10-K. The statements contained in this Annual Report, if not historical, are forward-looking statements and involve risks and uncertainties which are described below that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements. These statements are identified with the words "anticipated," "expected," "intends," "seeks," or "plans," or words of similar meaning. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results or occurrences.

         FFCA's   future   results  may  be   affected  by  certain   risks  and
uncertainties including the following:

         o Investment in real estate in the chain restaurant industry as well as the convenience store and automotive service and parts industries is subject to general economic market conditions and conditions unique to each industry.

         o Industry risks include a decrease in demand for products, increased labor costs, increased number of competing properties offering similar products and dependence on local management for the profitable operation of the properties. The chain restaurant industry is subject to the risk of changing consumer demand and food preferences and contaminated food products. The convenience store industry is subject to competition from new retail facilities offering similar products in the immediate vicinity of each particular store and, to the extent applicable, the margins available from the sale of gasoline and availability of gasoline supplies. The automotive service and parts industry is subject to technological changes in the production and maintenance of automobiles and changing consumer preferences in transportation options.

         o FFCA invests primarily in chain restaurant properties and convenience and automotive service and parts retail facilities. FFCA's success is dependent upon the success of these industries in general and the specific chains and retail facilities which FFCA finances.

         o FFCA intends to continue to originate and securitize mortgage loans and to have responsibility for mortgage servicing. FFCA may also own subordinated interests in these securitized loans. To the extent of such ownership, FFCA is in a "first loss" position with respect to third parties who purchase senior securities in the securitization and has a greater risk with respect to its investment in the nonpayment of the mortgage loans.

         o FFCA invests in derivative financial securities and instruments for the sole purpose of providing protection against fluctuations in interest rates. These investments do not protect FFCA from all risks associated with changing market conditions; therefore, the financial performance of FFCA could be adversely affected.

         o FFCA has issued senior notes and medium term notes that are not subject to amortization requirements or periodic redemption and intends to issue similar debt securities in the future. FFCA will be subject to risks associated with debt financing and refinancing, including the ability to sell debt in the future.

         o FFCA is subject to all of the general risks associated with investment in real estate such as adverse changes in general or local economic conditions, changes in supply of or demand for similar or competing properties in an area, changes in interest rates and operating expenses, changes in market rental rates, inability to lease properties upon the termination or expiration of existing leases, the renewal of existing leases and inability to collect payments from operators.

         o FFCA faces competition from banks, insurance companies, finance companies, leasing companies and other real estate investment trusts in the acquisition, financing and leasing of properties, which could adversely affect its growth.

         o Even though the chain store and retail facility operators financed by FFCA are generally required to carry comprehensive liability, fire, flood, extended coverage and business interruption insurance, there are certain losses that are uninsurable.

         o Under various federal, state and local environmental laws, ordinances, and regulations, FFCA could be liable for the costs of removal or remediation of hazardous or toxic substances on, under, in or near a chain store property.

         o FFCA elected to be taxed as a REIT under the Internal Revenue Code of 1986, which entitles FFCA to a deduction for dividends paid to its shareholders when calculating its taxable income. Although FFCA intends to operate so that it will continue to qualify as a REIT, the complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in FFCA's circumstances preclude any assurance that FFCA will qualify in any given year.

         o Income tax treatment of REITs may be modified, prospectively or retroactively, by legislative, judicial or administrative action at any time, which, in addition to the direct effects such changes might have, might also affect the ability of FFCA to realize its investment objectives.

         o There can be no assurance that FFCA will be able to raise sufficient capital through borrowings, or the issuance of debt and equity securities, to achieve its investment objectives.

         o FFCA is dependent on the efforts of its directors, officers and key personnel and has no employment agreements with such persons. There can be no assurance that FFCA would be able to recruit additional personnel with equivalent experience in the event of their resignation.

Business Strategy

         FFCA's primary strategy is to provide real estate financing to the chain restaurant industry, as well as the convenience store and automotive service and parts industries, through various financial products, including sale-leaseback transactions, mortgage loans, equipment loans and construction financing. FFCA seeks to have the properties which it finances operated by experienced multi-unit operators conducting business under nationally or regionally recognized brand names. As a result, FFCA believes it is able to achieve a better risk-adjusted return for its shareholders. Properties financed by FFCA are generally operated by multi-unit operators that include both chain store franchisors and franchisees. Over 80% of the properties financed by FFCA are fast food restaurants in chains such as Burger King, Hardee's, Arby's, Jack in the Box, Wendy's, Kentucky Fried Chicken, Pizza Hut, Taco Bell, Mrs. Winners and Whataburger. Full service restaurant chains comprising over 8% of FFCA's portfolio include Applebee's, Black Eyed Pea, Denny's, Chili's and Fuddruckers. Convenience store and automotive service and parts stores account for about 8% of the portfolio and include E-Z Serve and White Hen Pantry convenience stores and Econo Lube.

         Since 1980, members of FFCA's management group have gained extensive experience in the development and refinement of systems of operation, management and research which have enhanced FFCA's ability to identify, evaluate and structure new investments. FFCA's experience in the real estate industry results in efficient in-house performance of virtually every aspect of real estate acquisition and management and is reflected in FFCA's eight departments, which include

Accounting, Asset Management, Corporate Communications, Corporate Finance, Information Systems, Legal Services, Property Management and Research and Underwriting.

         FFCA's principal business objective is to maximize shareholder wealth. FFCA intends to increase cash flow per share (i) through continued investment activity, (ii) by controlling expenses through greater economies of scale, (iii) through the receipt of contractual lease escalations and (iv) by increasing its use of internally-generated cash flow for investments. Management seeks to achieve growth in cash flow, while maintaining low portfolio investment risk, through diligent adherence to its tested underwriting criteria, investment diversification and conservative capital structure.

         FFCA intends to provide financing to large, multi-unit operating companies principally through sale-leaseback transaction and mortgage loans. FFCA also provides financing for equipment located at the chain store properties for which it provides real estate financing. In addition, FFCA may provide construction financing for qualified operators. Consistent with its experience between June 1994 and December 1997, chain store properties financed by FFCA are anticipated to be primarily existing locations which are either being refinanced or financed in connection with acquisitions by operating companies. FFCA also provides financing for new development which is typically in, or adjacent to, established markets where the chain brand is recognized. FFCA, in the course of its business, from time to time evaluates other investment opportunities in the chain restaurant industry. FFCA intends to consider appropriate new investment opportunities in the future.

         FFCA structures its investments to enhance the stability of its cash flows. FFCA's sale-leaseback transactions are triple-net leases which provide that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance costs. Therefore, FFCA is generally not required to make significant capital expenditures in the properties which it owns and leases to chain operators. Both FFCA's sale-leaseback and mortgage financings are generally for twenty-year terms and mortgage products are generally fully amortizing over the term of the loans. The sale-leasebacks entered into by FFCA are retained in its portfolio and generally provide for base rentals plus additional payments based upon a participation in the gross sales from the properties or specified contractual increases. In addition, FFCA will purchase existing properties which are subject to leases already in place. The mortgage loans originated by FFCA will generally be pooled and sold in securitized offerings, with FFCA generally retaining or acquiring interests in the pool in the form of subordinated securities, interest-only securities and mortgage servicing rights.

         FFCA continually monitors and administers its investments to enhance the stability of its cash flows. FFCA's Asset Management, Legal Services and Property Management departments together serve to monitor all aspects of portfolio performance. FFCA's properties are regularly inspected by an in-house appraisal staff to monitor asset condition. Financial data is regularly collected on the properties financed by FFCA to determine their profitability. Asset Management staff monitor payment receipts, as well as property tax and insurance compliance. Lease and mortgage payments are generally collected by electronic account debits on the first day of each month. Underperforming and non-performing leases and loans are administered by Property Management and Legal Services personnel who also supervise the in-house administration of property dispositions and tenant substitutions. FFCA has an established record of resolving underperforming and non-performing leased assets, with an average time of approximately six months to relet such properties.

         FFCA's investments are diversified by geographic region, operators and chain. FFCA's future investments are anticipated to be funded through a combination of debt and equity issuances, internally-generated cash and the securitization of mortgage loans.

Information Systems

         To enhance its investment evaluation and origination, FFCA has invested extensively in information systems which are specific to the chain restaurant industry. FFCA's databases include specific chain restaurant location data for over 105,000 locations in the United States, and demographic information, traffic volumes and information regarding surrounding retail and other commercial development that generate customer traffic. FFCA is in the process of negotiating for competitive databases (similar to the restaurant industry database) for the convenience store industry and the automotive service and parts industry. FFCA also maintains a database of approximately 7,000 chain restaurant industry participants, as well as databases of restaurant-level financial performance for existing and prospective clients. FFCA has the ability to integrate the information in its locations, participants and restaurant-level financial databases in a geographic information system which contains demographic, retail space, traffic count and street information for every significant market in the United States. FFCA has also collected extensive data regarding management practices within the chain restaurant industry, franchisor practices and industry trends.

         The information collected by FFCA is actively used to assess investment opportunities, measure prospective investment risk, evaluate portfolio performance and manage underperforming and non-performing assets. FFCA publishes research on the chain restaurant industry which includes observations of industry issues and trends, areas of growth, and the economics of chain restaurant operation. It is also in the process of creating similar reports for the convenience store industry and the automotive service and parts industries. FFCA has employed its client and collections data from over fifteen years to develop statistical models which aid in the evaluation of potential investments. FFCA intends to continually develop, improve and use its real estate industry knowledge through research and broader application of information technology to lower portfolio risk, improve performance and improve its competitive advantage.

         FFCA has internally developed portfolio management systems suited to its specialized focus on the financing of chain stores. As a result of the development by FFCA of its automated systems technology, FFCA can monitor large diversified portfolios by exception, including lease and mortgage payments made through automated bank account debits, property taxes, property insurance coverage and property financial performance.

         During 1997, FFCA completed the design of its new accounting and servicing information system that was begun in 1996 and was implemented on January 1, 1998. The design of FFCA's new property management system is nearing completion and FFCA plans to deploy this new system during 1998. The design and implementation of these new systems, including related upgrades in computer hardware, was necessary to develop a more efficient portfolio servicing system that would permit a high level of growth in the FFCA portfolio while containing operating costs. The new systems are also "Year 2000" compliant which means that the systems will know how to handle any dates that refer to the 21st century. With the planned installation of the new property management system in 1998, all of FFCA's significant information systems will be "Year 2000" compliant. FFCA is in the process of assessing the key suppliers that it relies upon, in addition to the other systems that are sensitive to dates (such as the telephone and power systems, elevators, security systems, and so on), and has developed a plan for any such systems that are found to be noncompliant.

         A five-phase process to address the issues associated with the Year 2000 includes: (1) an inventory and assessment of the systems and electronic devices that may be at risk; (2) the identification of potential solutions; (3) the implementation of upgrades or replacements to affected systems or devices;
(4) the verification of compliance and testing of the revised systems; and (5) the training of users on the new systems. To date, FFCA has completed the inventory and assessment phase of all critical computer hardware, as well as the operating system and database software, and has received statements of "Year 2000" compliance from the related vendors. The verification of "Year 2000" compliance through testing of these systems and training of users is nearly complete.

Investment Criteria

         Real estate investment opportunities undergo an underwriting process designed to maintain a conservative investment profile. The process includes a review of the following factors:

     o Chain Store Profitability. FFCA seeks to invest in chain store real estate where the unit level economics from operations provide adequate cash flow to support lease or mortgage payments related to the site.

     o Chain Store Investment Amount. FFCA seeks to invest in properties for amounts which are not in excess of their fair market value.

     o   Site Considerations. FFCA seeks to invest in high profile, high traffic
         real  estate  which  it  believes   exhibits   strong  retail  property
         fundamentals.

     o   Market   Considerations.   FFCA  seeks  to  emphasize   investments  in
         properties used by chains having significant area market penetration.

     o Operating Experience. FFCA seeks to invest in properties of multi-unit chain store operators with strong operating and industry backgrounds.

     o Credit Considerations. FFCA's investments generally have full tenant or borrower recourse. Many of FFCA's leases and mortgages also have recourse to guarantors who are owners or affiliates of the tenant or borrower. FFCA reviews tenant, borrower and guarantor financial strength to assess the availability of alternate sources of payment in the event that cash flow from operations might be insufficient to provide lease or mortgage payments.

     o Physical Condition. FFCA seeks to invest in well-maintained existing properties or in newly constructed properties. FFCA has a staff of appraisal professionals who conduct physical site inspections of each property financed by FFCA.

     o Chain Store Suitability. FFCA seeks to primarily invest in real estate used by large national and regional chain store systems having annual system-wide sales of more than $250 million.

     o Environmental Considerations. For each property in which it invests, FFCA either obtains a Phase I environmental assessment (and a Phase II environmental assessment or other environmental tests, if recommended by the related Phase I) or an environmental insurance policy from a third-party insurance carrier.

Chain Store Properties

         Although an individual chain store's sales may vary by season, FFCA does not believe that any aspect of its business is significantly seasonal in nature. FFCA's portfolio is generally diversified by concept; however, FFCA may be dependent to a certain extent upon one or more of the franchisors or operating concepts since a failure of any of the franchisors or chain systems to support their franchisees or chain properties could result in financial difficulty for such franchisees and affect the ability of the franchisees to make payments to FFCA. FFCA is not affiliated with any of the franchisors or franchisees.

         The following table sets forth the interests held by FFCA in restaurant, convenience store and automotive service and parts concepts as of December 31, 1997. The chain distribution shown below does not represent concentration of specific operators under lease or mortgage loan agreements. These agreements are with the operators, not the chains, and there are approximately 420 operators represented within FFCA's investment portfolio.

       Chain Distribution by Number of Properties as of December 31, 1997

                                                                      Percentage
                                                Securitized               of
         Chain                           FFCA    Interests    Total     Total
                                                    (1)
--------------------------------------------------------------------------------

Burger King                               260       116         376      15%
Hardee's                                  148       226         374      15%
Arby's                                    210       110         320      13%
Jack in the Box                           169         1         170       7%
Wendy's                                   150         5         155       6%
EZ Serve (2)                              149        --         149       6%
KFC                                        78        29         107       4%
Pizza Hut                                 107        --         107       4%
Taco Bell                                  80         7          87       4%
Mrs. Winner's                              10        66          76       3%
Applebee's                                 28        13          41       2%
Lee's Chicken                              38        --          38       2%
Black-eyed Pea                             34        --          34       1%
Perkins                                    23         5          28       1%
Fuddruckers                                26        --          26       1%
White Hen Pantry (2)                       26        --          26       1%
Whataburger                                24         1          25       1%
Fazoli's                                   24        --          24       1%
Chili's                                    21         2          23       1%
Popeye's                                   22        --          22       1%
Denny's                                    13         7          20       1%
Ryan's Family Steakhouse                   --        17          17       1%
Bojangles                                  15        --          15       1%
Non-chain properties                        8        --           8       0%
All other concepts                        192        21         213       8%

                                      ------------------------------------------
                    Totals              1,855       626       2,481     100%
                                      ==========================================
----------
(1) Represents   securitized   mortgage  loans  in  which  FFCA  holds  residual
    interests.
(2) Convenience store property.

         One restaurant operator, Foodmaker, Inc. ("Foodmaker"), contributed 9.6% of FFCA's total rental and mortgage loan interest revenues (generated from its investment portfolio) during 1997. Foodmaker accounted for 10.9% and 12.5% of FFCA's total rental and mortgage loan interest revenues during 1996 and 1995, respectively. Foodmaker operates and franchises Jack in the Box restaurants. The relative decrease in the percentage of FFCA's revenue from Foodmaker between 1995 and 1997 is due to the fact that FFCA's portfolio is growing and, as a result, Foodmaker is becoming a relatively smaller portion of the entire portfolio. This decrease is expected to continue.

Competitive Conditions

         The financing of chain store real estate for multi-unit chain store operating companies is both competitive and fragmented. Competition exists in every geographic market in which FFCA seeks to invest. Competing participants include banks, insurance companies, finance companies, leasing companies and other real estate investment trusts. FFCA believes that it has several competitive advantages that enable it to be selective with respect to its real estate investments. The large market capitalization of FFCA permits it to make both large and small real estate investments and to obtain capital from numerous sources at competitive rates. FFCA's real estate investments are comprised of properties that are diversified by chain store operator, chain and geographic location. Diversification reduces risk and has a favorable impact upon FFCA's access to, and cost of, capital. FFCA's "Preferred Client Program" is designed to offer forward financing commitments and a streamlined financing process for leading chain store operators in order to build on long-term business relationships instead of the historic industry practice of financing real estate on an inefficient, transaction-by-transaction basis. FFCA believes it offers superior client service resulting from continuity of its management and industry specialization and knowledge. FFCA, with the ability to provide both sale-leaseback financing and mortgage loans (including a variable-rate loan product introduced in 1996), improves the chain store operators' financing flexibility and provides a competitive advantage to FFCA in providing financing opportunities.

The Food Service Industry

         The food service industry, as defined by the U.S. Department of Commerce, is one of the largest sectors of the nation's economy. During 1997, the industry generated an estimated $321 billion of revenue, representing over 4% of the Gross Domestic Product ("GDP") of the United States. The food service industry grew at an estimated inflation-adjusted rate of 1.7% during 1997, as compared to a 2.5% increase in the GDP for the same year. This year marked the sixth consecutive year of real sales growth rates for the industry.

         FFCA's management anticipates that slowing new restaurant development will have a minimal impact on its ability to generate new investments. In recent years, investments in newly-constructed restaurants have been a small percentage of new business for FFCA. In 1997 and 1996, the percentage of FFCA's new business related to existing restaurants (as compared to new restaurant construction) was 93% and 85%, respectively. Although the number of total restaurants in the U.S. may not expand significantly, the dynamics at each chain are different. While one chain may close many restaurants, other chains may expand significantly. For new property investments, FFCA plans to target chains which are expanding, and plans to limit its investments in property for chains which are decreasing in size or experiencing low growth rates.

         The food service industry is composed of three major food segments: commercial, institutional and military. The commercial food service sector includes full service and fast food restaurants, cafeterias/buffet restaurants, social caterers and ice cream/yogurt retail stores. Within the restaurant industry, the fast food group is typically defined as those restaurants perceived by consumers as fast food or take-out establishments without table service, specializing in pizza, chicken, hamburgers and similar food items. Full service includes those restaurants in the family, steak and casual dining sections that do not meet the criteria for fast food. Although these segments can be further differentiated by price, it is consumer perception, as well as average meal ticket, that influence how individual restaurant chains are categorized. Research indicates that an average fast food meal ticket approximates $5, while the median full service meal ticket averages between $7 and $15.

         Restaurant industry growth has exceeded total food service industry growth during the past ten years, as the percentage of food consumed away from home, as compared to total food consumption, has increased significantly. Sales in the restaurant industry have increased by $59 billion during the past ten years, while total expenditures on food and beverages everywhere have increased only $55 billion. This means that full service and fast food restaurants have actually taken business away from grocery and other retail outlets, which saw revenues from food as a percent of total revenues decrease in the past ten years.

         FFCA believes that the restaurant industry will continue to experience consolidation, as the largest chains become increasingly dominant in an industry where cost control and economies of scale are critical. During the past decade, restaurant chains have increased market position in comparison to independent restaurant companies by achieving economies of scale and by developing strong brand equity. In comparison to the restaurant industry as a whole, the top 100 chains have shown an increase in their percentage of restaurants since 1980, from 25% to 32% of total U.S. restaurants in 1996, and their revenues have increased from 40% to 48% of total U.S. revenues during the same period. Much of the chains' market share gains in the past, came at the expense of small, independent operators, who tended to be less sophisticated and less focused on new restaurant development. The top chains may face greater chain-versus-chain competition, however, rather than chain-versus-independent competition.

         The fast food group generated an estimated 31% of total food service industry revenues, and 47% of total restaurant industry revenues, during 1997. Successful fast food operators have developed a low-cost structure, through a focus on efficient meal preparation processes and a strong retail distribution network that provides convenient, quality meals at affordable prices. Successful fast food operators have relatively simple operations, which contribute to their success as low-cost providers. Fast food operators can differentiate themselves from the competition through marketing efforts, increasing productivity by training employees and upgrading technology, and simplifying in-store processes.

         Over 80% of FFCA's portfolio is represented by fast food restaurants which include, but are not limited to, Burger King, Hardee's, Arby's, Jack in the Box, Wendy's, KFC, Pizza Hut, Taco

Bell, Mrs. Winners and Whataburger. Full service restaurant chains, which comprise over 8% of FFCA's portfolio, include Applebee's, Black-eyed Pea, Denny's, Chili's and Fuddruckers.

Restaurant Chains

         In addition to the concentration on real estate for fast food restaurants, FFCA's investment focus has been on real estate, which is used by the national and regional restaurant chains. According to NPD Recount, a national consulting group which specializes in the restaurant industry, restaurant chains having three or more properties accounted for approximately 47% of all restaurants in the United States in 1997. The majority of these properties are fast food restaurants, with others generally in the full service segment. Of the 210,000 chain restaurants having an identified restaurant concept as of December 31, 1997, approximately 117,500 were within the 100 largest restaurant chains. Each of these restaurant chains had 1997 projected total system-wide sales exceeding $174 million.

         FFCA believes that the largest national restaurant chains, along with prominent regional chains, are best positioned to compete effectively and retain or increase market share in the food service industry. These chains have strong regional or national presence, which provide them with a "brand equity" which translates into resilience within a mature and competitive industry. Accordingly, FFCA believes that a diversified portfolio of real estate investments primarily centered in major restaurant chains will lower investment risk. Restaurant chains with numerous corporate locations and extensive franchisee networks have effectively become significant food distribution systems with distinct competitive advantages over smaller chains and many independent restaurant operators. The establishment of such food distribution networks requires significant time and effort which results in certain restaurant chains having longer-term track records and more predictable performance patterns. This has resulted in the larger restaurant chains gaining greater dominance in the industry and growth in market share. However, the chain restaurant industry is a regional-market type of business and nationally prominent restaurant chains often have definitive regional areas of strength and weakness. Therefore, FFCA's investment policy emphasizes strong restaurant operators who can successfully manage known restaurant chains in their markets and also takes into account the strength of specific restaurant chains.

The Convenience and Retail Petroleum Industry

         The convenience and retail petroleum industry is a subset of two major industries: the food industry and the oil and gas industry. The convenience store portion of the sector evolved primarily out of neighborhood grocery stores, while the retail gas portion is a relatively small part of the large oil and gas industry, which also includes exploration and production of both oil and gas, refining, and transportation as well as retail sales.

         Convenience store sales have increased every year since the National Association of Convenience Stores started tracking industry sales in 1971. Industry sales in 1996 were $151.9 billion, 46.5% in merchandise sales and 53.5% in gasoline sales. Convenience store industry average gross profit margin in 1996 was 20.2% of sales, with merchandise at 31.2% and gasoline at 10.7% of sales. Because of the volatility of gasoline margins and the threat of pending tobacco legislation, many petroleum marketers have or are adding convenience stores and other ancillary services such as car washes, lube shops, and fast food to contribute more consistent margins. However, average convenience store margins decreased .5% between 1995 and 1996, 20.8% to 20.3% respectively, because of increasing competition and labor costs. The number of convenience stores increased 1.1% in 1996 to 94,200, while the number of gasoline stations declined 1.2% between mid-1996 and mid-1997.

         Gasoline prices have decreased in recent months, increasing retail margins. Retail prices move slower than wholesale prices, causing retail margins to increase when prices fall and tighten when prices rise, until equilibrium is reached. The winter 1997/1998 price decrease is attributed to a warm winter, lower demand in Asia, and increased production from OPEC as well as non-OPEC entities. Along with lower prices has been an increase in gasoline demand. The Energy Information Agency forecasts a 3% increase in gasoline demand in 1998 and that retail prices should remain depressed as well.

         Increased competition, margin volatility, and the increased cost of doing business are expected to fuel further consolidation in the industry. To improve refining, transportation and marketing (downstream) margins, several major oil companies have merged downstream operations. In addition, mergers and acquisitions are occurring among traditional convenience store chains. Many of the smaller chains are closing unprofitable locations and re-focusing on core markets, divesting locations outside their core area. The largest North American convenience store chains are adding more units, with the top 10 adding 1,641 convenience stores over 1996 and the top 50 operating 2,060 units more than 1996. Nine of the top 10 chains are petroleum marketers, which also dominate the top 50, operating 60% of all outlets held by the top 50 companies.

Automotive Aftermarket Industry

         The automotive aftermarket industry refers to companies engaged in the service, repair, maintenance and sale of products for motor vehicles after their initial sale to the public. Basic categories in the automotive aftermarket include parts and service. The parts sector is comprised of accessories and replacement parts, while service includes fluids, under the car, under the hood, tires, autobody, and various combinations of these services. Competitors in the automotive aftermarket include automotive dealerships, parts stores, full service gasoline stations, general repair garages, tire outlets, discounters and mass merchandisers, and specialty shops (mufflers, tune-ups, transmissions, paint and bodywork, fast lube oil changes and auto glass). While some companies adopt a single service/product line approach, others have expanded to multiple lines.

         The 1996 automotive aftermarket reached $132.4 billion in sales, a 3.5% increase over 1995 according to the Lang Marketing Resources, an acknowledged industry expert. Purchased services, i.e. all labor costs (not including parts) paid by end users, totaled $34.6 billion, or 26.1% of the automotive aftermarket, a 4.5% increase over 1995. Car products accounted for 31.6%, down from 1995; truck products exceeded car products for the first year at 34.4% of the automotive aftermarket and other products accounted for 7.8% of the automotive aftermarket. Products do not include autobody parts, crash parts, audio equipment, sound accessories, fuel, tires, wheels, and other miscellaneous accessories. Do-it-yourselfers (DIY) purchased $19.2 billion in car and truck aftermarket products in 1996, a 1% increase over 1995. Sales have been relatively flat since 1994, and only increased 15.7% between 1986 and 1996. On the contrary, purchased services has increased 75.6% between 1986 and 1996. The implications are that purchased services is a growth area and DIY products sales (sold at auto parts stores) is mature.

         The growth in the Do-it-for-me sector is attributed to two-income families with increased time pressures, a general increase in consumer demand for convenience, increased foreign vehicles, emissions testing requirements, increased vehicle sophistication, decreasing blue collar jobs, and most important aging baby boomers with disposable income. The last trend, aging baby boomers, is expected to continue to drive growth in this sector into the next century. In recent years, specialty shops began to franchise and rapidly expand, which is expected to continue. Many of these chains are growing by acquisition of smaller, independent operators. Lube chains have been pursuing franchisees of other brands to join with them. The industry growth rate for fast lube services was 7.5% between 1996 and 1997. The top 10 fast lube chains account for over 34% of all fast lube outlets and an estimated 12.7% of all stores that change oil. The anticipated 1998 growth rate for the top 10 lube chains is 18.0%.

         Specialty repair shop share of the car and light truck service market grew from 12.6% in 1986 to 19.2% in 1996. Between 1991 and 1996, product sales growth for specialty repair shops was 49.2%. SRSs captured an 18% share of service bays in 1996, increasing their number of bays 18.3% between 1986 and 1996, while the number of bays operated by service stations and garages and vehicle dealers decreased significantly, 20.1% and 12.7% respectively, during the same period. Service bays are handling more vehicles, approximately 155 vehicles per service bay in 1996 (up from 118 in 1986), and are estimated to grow to 171 by the year 2001.

         Auto parts retail chains, servicing the DIY customer, have experienced rapid consolidation as small regional chains sell stores to larger chains. A positive factor for this sector is that the average age of vehicles is increasing, while new car prices continue to climb. Aiding the overall industry is an increase in the average number of miles driven annually, an increase in the number of drivers, and closure of full service gas stations. However, with the advent of vehicles that can drive 100,000 miles before a tune-up and generally improved product quality, product sales are not likely to see major increases in the next few years. Retail auto parts stores sell 38% of DIY customer purchased products. The number of retail auto parts stores increased 18.5% between 1990 and 1994, and is expected to increase to 15,120 stores by the year 2000, a 17.3% increase over the 1996 count. The top 10 parts retailers accounted for over 14% of the total outlets selling auto parts and experienced a 13.5% increase in outlets between early 1997 and year-end 1997.

Regulation

         FFCA, through its ownership and financing of real estate, is subject to a variety of environmental, health, land-use, fire and safety, and other regulation by federal, state and local governments that affects the development and regulation of chain store properties. FFCA's leases and mortgage loans impose the primary obligation for regulatory compliance on the operators of the chain store properties. Subject to the environmental discussion below, in most instances, FFCA does not have primary responsibility for regulatory compliance and any obligation of FFCA would be based upon the failure of chain store operators to comply with applicable laws and regulations.

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

         FFCA has performed environmental assessments or obtained environmental insurance on each property acquired or financed by FFCA since 1994. Properties acquired from FFCA's predecessors did not have environmental audits performed either at the time FFCA acquired the properties from its predecessors or when such properties were acquired by such predecessor entities. FFCA is not currently a party to any litigation or administrative proceeding with respect to any property's compliance with environmental standards. Furthermore, FFCA is not aware of nor does it anticipate any such action, or the need to expend any of its funds in the foreseeable future in connection with its operations or ownership of existing properties which would have a material adverse effect upon FFCA.

         No portion of FFCA's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States Government. FFCA does not manufacture any products and therefore does not require any raw materials in order to conduct its business.

Recent Legislation

         FFCA, as the owner or lender with respect to chain store real estate, was not materially or directly affected by recent legislation in 1997; however, chain store operators under lease and loan agreements with FFCA may be affected by recent legislation. This legislation includes the Minimum Wage Increase Act of 1996, which increased the federal minimum wage to $4.75 per hour from October 1996 through August 1997, and to $5.15 per hour in September 1997. To the extent that chain store operators are unable to increase prices to reflect higher labor costs or to more efficiently use existing labor, the profitability and cash flow of a chain store may decrease. The effect of the increase in minimum wages may be minimal for those chain store operators who are required to pay higher wages because of market conditions.

         Expensive equipment upgrades required by the Underground Storage Tank regulation set forth by the Environmental Protection Agency could force some smaller convenience store operators out of business, forcing them to sell to larger, better capitalized companies. The date for underground storage tank compliance is December 31, 1998. Pending tobacco regulations could change the way convenience stores sell tobacco products.
Convenience store operators would be forced to create a special area to sell tobacco products that is inaccessible to minors, or stock all tobacco products behind the counter and remove all related promotional displays out of site of minors. Convenience store operators are seeking to provide other services to customers to decrease tobacco's percentage of merchandise sales, as well as the best methods to comply with the regulations (should they become enacted) and maintain margins.

Item 2.  Properties.

         FFCA and its affiliates have provided financing to the chain restaurant industry as well as the convenience store and automotive service and parts industries primarily through sale-leaseback and mortgage loan financing transactions. At December 31, 1997, FFCA had interests in 2,481 properties consisting of investments in 2,275 chain restaurants, 198 convenience and automotive stores and 8 other retail properties. FFCA's portfolio included 1,855 properties represented by investments in real estate and mortgage loans receivable and 626 properties represented by securitized mortgage loans in which FFCA holds a residual interest. Of the 1,855 properties included in FFCA's investment portfolio at December 31, 1997, FFCA has an ownership interest in 1,477 properties on a fee-simple basis in which FFCA holds title to the property (the "owned" properties). FFCA also holds title to the equipment on approximately one-eighth of these properties. The real estate owned by FFCA consists of the land and buildings comprising each chain property, except for approximately 23 properties at December 31, 1997 on which FFCA holds title to the land only and made mortgage loans for the related buildings (the "hybrid mortgages"). The remaining properties represent mortgage loan financing transactions in which FFCA holds a first mortgage on the land and buildings comprising the properties (the "financed properties"). The properties owned by FFCA and the land related to the hybrid mortgages are leased to the chain operators under long-term net leases.

         FFCA also owns its corporate headquarters located at The Perimeter Center in Scottsdale, Arizona, consisting of approximately 60,000 square feet of building on approximately five acres of land. The land and building comprising FFCA's corporate headquarters serve as collateral on the related mortgage note payable.

         FFCA's chain store properties are typically located on commercial corridors with significant automobile traffic and are characterized by high visibility and easy access required for retail property. Locations generally fall into five categories, including shopping center and mall pad or outparcel sites, interstate highway locations, central business district locations, residential neighborhood locations and retail and commercial corridor locations. A chain store is located on each of the properties except eight, which were converted to other uses, such as a bank and an optical retail outlet.

         Generally, all properties owned or financed by FFCA are free-standing and surrounded by paved parking areas. The land size for a typical fast food restaurant generally ranges from 30,000 to 40,000 square feet, with original acquisition costs generally ranging from $200,000 to $400,000.

Full service restaurant land averages range from 40,000 to 80,000 square feet and from $500,000 to $900,000 in land acquisition costs. The buildings are principally of the current design of the restaurant concept and are rectangular buildings constructed from various combinations of stucco, steel, wood, brick and tile. Fast food restaurant buildings generally range from 1,500 to 4,000 square feet in size, with the larger stores having a greater seating capacity and equipment area. Site preparation varies depending upon the area in which the fast food restaurant is located and on the size of the building and site. Building and site preparation costs generally range from $250,000 to $700,000 for each property. Full service restaurant building averages range from 5,000 to 9,000 square feet and from $750,000 to $1.2 million in building acquisition costs.

         Convenience store sizes range from 800 square feet for a gas station with a store that sells only the fast moving items found in a traditional convenience store (tobacco, beverages and snacks) to 5,000 square feet for a store that has a bakery, a sit down restaurant area or a pharmacy (many of these locations also sell gasoline). The typical convenience stores generally range in size from 2,000 to 3,000 square feet. In 1996, the original investment per new store averaged $950,000 for a rural convenience store (24% land, 35% building and 41% equipment) and $1.2 million for an urban convenience store (35% land, 33% building 32% equipment).

         Automotive chain stores range in size depending on the type of store. Automotive parts store buildings generally range from 6,000 to 9,000 square feet with total original acquisition costs ranging from $800,000 to $1.8 million. Quick lube buildings are typically 2,500 square feet and are on 17,000 to 25,000 square feet of land. Most are located within shopping centers and have 2 - 6 bays, with total acquisition costs ranging between $500,000 and $700,000. Combination specialty stores (offering brakes, mufflers, lube, etc.) are typically free standing, drive through buildings generally ranging from 2,200 and 3,400 square feet on a lot or shopping center pad of approximately 15,000 to 25,000 square feet. Total acquisition costs range from $550,000 to $900,000.

         Management believes that its chain store properties are covered by adequate comprehensive liability, fire, flood and extended loss insurance provided by reputable companies, with commercially reasonable and customary deductibles and limits. Certain types and amounts of insurance are required to be carried by each chain store operator under the financing agreements with FFCA. There are, however, certain types of losses (such as from wars or earthquakes) that may be either uninsurable or not economically insurable in some or all locations. In certain circumstances FFCA may permit a chain store operator to self-insure for certain types of losses. An uninsured loss could result in a loss to FFCA of both its capital investment and anticipated revenue from the affected property.

         FFCA's lease and mortgage loan financing documents require each chain store operator to make any expenditure necessary to comply with applicable laws and as may be required under any applicable franchise agreement; therefore, FFCA is generally not required to make significant capital expenditures in connection with any property it financed. Capital expenditures amounted to approximately $16,000 in 1996 and $40,000 in 1995. There were no capital expenditures on properties in 1997.

         As of March 2, 1998, FFCA and its affiliates owned or had financed 2,640 properties in 47 states and all but 26 of the properties were being leased or were performing under a mortgage loan agreement. Of these nonperforming properties, 15 are being actively remarketed and 11 are currently held for sale after extensive efforts to remarket these properties did not produce suitable lessees. Vacant properties held for sale represent less than one percent of FFCA's total real estate investment portfolio.

         FFCA invests in chain store real estate throughout the United States. No one property is a principal property of FFCA, because each property represents less than one percent of FFCA's total assets. Reference is made to the Schedule of Real Estate and Accumulated Depreciation (Schedule III) filed with this Report for a summary of the geographic diversity of the properties owned by FFCA as of December 31, 1997. In addition, FFCA has financed, through mortgage loans, certain chain store properties located throughout the United States. Reference is made to the Schedule of Mortgage Loans on Real Estate (Schedule IV) filed with this Report for a summary of properties financed through mortgages in FFCA's held to maturity portfolio. In 1997, FFCA also financed mortgage loans held for sale which total $252 million at December 31, 1997. Generally, these loans are first mortgage loans for restaurant, convenience store or automotive service and parts store land, buildings and/or equipment. The properties financed through these mortgage loans are geographically diverse ranging from 5% located in the West North Central region of the United States to 23% located in the Southeast region.

         During 1997, approximately 75% of FFCA's revenues were derived from real estate investments leased to restaurant operators. The leases have been originated by FFCA and its predecessors since 1981. The leases are generally 20 years in length with two or four five-year renewal options. The expiration schedule of the initial term of FFCA's leases extends through 2017, with a weighted term of such investments of 11.7 years as of December 31, 1997. During 1997, 17% of FFCA's lease revenues were derived from leases that expire in 2005. FFCA's lease revenues derived from leases which expire in 2015 were 11%, with 10% in 2016 and 10% in 2007. In all other years, the lease revenues are less than 10% of total lease revenues. With expected continued investment activity, FFCA anticipates that its exposure to annual lease expirations will become more diversified.

Item 3.  Legal Proceedings.

         FFCA is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against FFCA or its properties, other than routine litigation arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of FFCA's security holders during the fourth quarter ended December 31, 1997.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Market Information

         FFCA's common stock is currently traded on the New York Stock Exchange ("NYSE") under the symbol FFA. FFCA began trading on the NYSE on June 29, 1994. The following table sets forth the high and low sales prices per share as quoted by the NYSE for the following quarters of the fiscal years indicated:

                                          Sales Prices        Dividends
                                          ------------        ---------
           Fiscal 1997                  High         Low      Declared
           -----------                  ----         ---      --------
           Fourth Quarter              $27.87      $24.25      $  .47
           Third Quarter                27.56       24.18         .45
           Second Quarter               27.00       22.75         .45
           First Quarter                27.50       23.75         .45
                                                               ------
                                                               $ 1.82
                                                               ======
           Fiscal 1996
           -----------
           Fourth Quarter               27.81       22.50      $  .45
           Third Quarter                24.50       22.25         .45
           Second Quarter               23.12       18.75         .45
           First Quarter               $23.50      $19.25         .45
                                                               ------
                                                               $ 1.80
                                                               ======

         Future distributions will be dependent upon cash flow from operations, financial position and cash requirements of FFCA. Management of FFCA anticipates that cash generated from operations will be sufficient to meet operating requirements and provide the level of shareholder distributions required to maintain its status as a REIT.

Holders

         There were 18,430 holders of record of FFCA's shares of common stock as of March 2, 1998; however, FFCA believes the total number of shareholders of FFCA to be in excess of 70,000 since certain shares are held by nominees.

Sales of Unregistered Securities

         Pursuant to a purchase agreement dated February 13, 1998, Colony SB, LLC ("Colony"), a Delaware limited liability company and an affiliate of Colony Capital, Inc., acquired on March 13, 1998, 3,792,112 shares of the Company's common stock and a warrant to purchase an additional 1,476,908 shares of the Company's common stock. The warrant is immediately exercisable as to all 1,476,908 shares and the warrant expires on March 13, 2005, except that if the Company or any subsidiary has not completed, on or before September 13, 1999, an investment by the Company or any subsidiary in a transaction or series of related transactions with the amount financed (together with any indebtedness assumed) of at least $125,000,000, then the warrant expires as to 738,454 shares on September 13, 2001 and expires as to the remaining 738,454 shares on March 13, 2005. The aggregate offering price was $100,000,000. In connection with the sale, the shares purchased by Colony are entitled to customary demand and piggyback registration rights, subject to a general six-month restriction on sales of its shares without board approval. The sale of such securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

         Pursuant to a purchase agreement dated February 12, 1998, on February 18, 1998, the Company sold 961,610 shares of its common stock to Smith Barney Inc. ("SB"), a Delaware corporation, which thereafter deposited them with the Trustee of the Equity Focus Trusts - REIT Portfolio Series, 1998-A (the "Trust"), a regulated unit investment trust under the Investment Company Act of 1940, to which SB acts as sponsor and depositor, in exchange for units in the Trust. The aggregate offering price was $25,693,017.19. The sale of such securities was exempt from registration under Section 4(2) of the Securities Act.

Dividend Reinvestment Plan

         FFCA has a dividend reinvestment plan (the "Plan") which allows shareholders to acquire additional shares of FFCA common stock by automatically reinvesting dividends. Shares are acquired pursuant to the Plan at a price equal to 98% of the market price of such shares on the dividend payment date, without payment of any brokerage commission or service charge. Shareholders who do not participate in the Plan continue to receive dividends, as declared. As of March 2, 1998, shareholders owning approximately 7.25% of the outstanding shares participate in the Plan.

Item 6.  Selected Financial Data.

         The selected financial data presented in the table below summarizes certain consolidated financial information of FFCA and its wholly-owned subsidiaries, as well as that of its predecessor companies, for the five years in the period ended December 31, 1997. The merger of FFCA with its predecessors occurred on June 1, 1994 and was accounted for as a reorganization of affiliated companies under common control in a manner similar to a pooling of interests. Under this method, the assets and liabilities of the public limited partnerships and FFCA I were carried over at their historical book values and their operations have been recorded on a combined historical basis.

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

  In thousands, except per share data                         1997         1996         1995         1994            1993
                                                                                                (restated on a combined basis)
------------------------------------------------------------------------------------------------------------------------------
  Operations Data (a)
     Total revenues                                        $  134,988   $  121,166   $  102,583   $   91,062      $   93,789
     Income before gain (loss) on sale of property and
           other                                               65,707       60,036       52,816       51,319          53,867
     Gain (loss) on sale of property (c)                        5,471        9,899          977        2,784            (156)
     Income before extraordinary item (d)                      72,897       68,539       53,793       25,905(b)       53,711
     Net income (b)                                            72,897       68,539       51,329       25,905(b)       53,711
     Dividends/Distributions declared                          75,004       72,846       72,471       75,913          75,200
     Earnings Per share, assuming dilution:
           Income before gain (loss) on sale of property
              and other costs                              $     1.59   $     1.48   $     1.31   $     1.27      $     1.34
           Income before extraordinary item (d)            $     1.76   $     1.69   $     1.33   $     0.64      $     1.33
           Net income                                      $     1.76   $     1.69   $     1.27   $     0.64      $     1.33
           Dividends/Distributions declared                $     1.82   $     1.80   $     1.80   $     1.82      $     1.86
     Weighted average common and common
           equivalent shares outstanding                       41,333       40,603       40,294       40,251          40,251

------------------------------------------------------------------------------------------------------------------------------
  Balance Sheet Data (a)
     Real estate owned, at cost                            $  951,305   $  868,215   $  794,580   $  681,126      $  661,576
     Mortgage loans receivable                                 35,184       57,808      199,486       65,980          38,091
     Mortgage loans held for sale                             251,622         --           --           --              --
     Note receivable from affiliate (e)                          --        147,616         --           --              --
     Other investments                                         55,185       37,836         --           --              --
     Total assets                                           1,179,198      988,776      843,504      612,228         619,443
     Notes payable                                            309,360      298,956      198,702         --              --
     Borrowings under line of credit                          302,000      150,500      110,000       59,000            --
     Other debt                                                 8,500        8,500        8,500        8,500          10,942
     Shareholders' equity                                  $  522,996   $  495,370   $  493,817   $  514,107      $  576,775

---------------
(a) The information for periods prior to June 1, 1994 is, in effect, a restatement of the historical operating results of FFCA I and the public limited partnerships as if they had been consolidated since January 1, 1993. The per share amounts for the same periods were computed as if 40.251 million shares of FFCA stock were outstanding each year.

(b) Net income for the year ended December 31, 1994 was impacted by REIT transaction costs recognized upon consummation of the merger of FFCA and its predecessor entities.
(c) Results of operations may be largely impacted by gains or losses on the sale of properties or as a result of securitization transactions. Of the 1997 and 1996 gain on the sale of property, $430,000 and $7.1 million, respectively, relates to the securitization transaction completed in that year.
(d) Income before extraordinary item excludes debt extinguishment charges of $2.5 million in 1995.
(e) Note receivable from FFCA's affiliate, FFCA Mortgage Corporation, representing mortgage loans held for sale by the affiliate.

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

General

         Franchise Finance Corporation of America ("FFCA") is a self-administered real estate investment trust ("REIT") which primarily provides real estate financing to the chain restaurant industry, as well as the convenience store and automotive service and parts industries, through various financial products, including sale-leaseback transactions, mortgage loans, equipment  loans and  construction  financing.  At December 31,  1997,  FFCA had
interests  in  2,481  properties   consisting  of  investments  in  2,275  chain
restaurants, 198 convenience and automotive stores and 8 other retail properties. FFCA's portfolio included 1,855 chain store properties represented by investments in real estate and mortgage loans and 626 properties represented by securitized mortgage loans in which FFCA holds a residual interest.

Liquidity and Capital Resources

         During 1997, FFCA and its affiliate, FFCA Mortgage Corporation, originated $504 million in new sale-leaseback and mortgage loan investments. This surpassed FFCA's 1996 investment level of $340 million by nearly 50%, while the 1996 investment level represented an increase over 1995's investments of $278 million. FFCA's rate of investment growth has increased beginning with the introduction of its mortgage loan financing products in 1995 and 1996. In 1997, mortgage loans had grown to represent over 70% of new investments as compared to 48% in 1995. Investment growth is also attributable to FFCA's recent expansion into the convenience store and automotive service and parts industries that accounted for over $90 million in investments during the fourth quarter of 1997. These industries meet FFCA's existing investment criteria and are a complement to FFCA's chain restaurant investments because the real estate they require is similar in many respects to the locations chosen by chain restaurants. FFCA's portfolio represents nearly 2,500 locations throughout the United States, over 700 of which were financed during 1997. In addition to this geographic diversification, the portfolio is also represented by more than 400 different operators in approximately 50 retail chains.

         FFCA's investments in chain store properties are funded initially by cash generated from operations and draws on FFCA's revolving credit facility. Net draws on this facility totaled $151 million in 1997, $39 million in 1996 and $44 million in 1995. The loan facility is used as a warehousing line until a sufficiently large and diverse pool of mortgage loans is accumulated to warrant the sale of loans through a securitization transaction. This loan facility is also used as a warehousing line for properties pending the issuance of additional debt or equity securities. Net proceeds from securitization transactions amounted to $104 million in 1997 and $152 million in 1996, and net proceeds of unsecured notes issued by FFCA amounted to $10.15 million in 1997, $100 million in 1996 and $200 million in 1995. Cash proceeds from the sale of property, the collection of mortgage loan principal payments and the receipt of mortgage loan payoffs, approximating $61 million in 1997, $51 million in 1996 and $18 million in 1995, were also used to partially fund new investments.

         FFCA hedges against fluctuations in interest rates through the use of derivative financial instruments from the time mortgage loans are originated until the time they are sold through a securitization transaction. At December 31, 1997, FFCA had outstanding interest rate swap contracts aggregating $152.6 million in notional amount. The notional amount serves solely as a basis for the calculation of payments to be exchanged and are not a measure of the exposure of FFCA through its use of derivatives. Under the interest rate swap contracts, two parties agree to swap payments over a specified period. FFCA agrees to make payments at a specified fixed rate and the other party to the contract agrees to make payments based on a variable market index rate. FFCA intends to terminate the interest rate agreements upon securitization of the fixed-rate mortgage loans in mid-1998, at which time FFCA would generally expect to receive (if rates rise) or pay (if rates fall) an amount equal to the present value of the difference between the fixed rate set at the beginning of the interest rate swap contract and the variable market index rate. At that time, both the gain or loss on the securitization of the fixed-rate mortgage loans and the gain or loss on the termination of the interest rate swap agreements will be measured and recognized in the statement of operations.

         FFCA's primary source of interim funding for new investments continues to be its $350 million unsecured acquisition loan facility. This loan facility bears interest at a spread above the one-month LIBOR rate for a weighted average interest rate of 6.63% in 1997 as compared to a weighted average interest rate of 7.12% in 1996 and 7.79% in 1995. The loan facility expires in December 2000, with the possibility of annual extensions. In January 1998, FFCA increased its capacity for growth by entering into a separate $100 million acquisition loan facility with a bank on substantially the same terms and conditions as the $350 million acquisition loan facility. The $100 million acquisition loan facility expires no later than May 30, 1998, as described in the credit agreement.

         At December 31, 1997, FFCA had cash and cash equivalents of $7.1 million and had $48 million available on its $350 million revolving credit facility. FFCA's anticipated investments include commitments totaling approximately $500 million at December 31, 1997. These commitments were made to several large operators who operated chain restaurants such as Burger King, Wendy's and Arby's, and to operators of convenience store and automotive service and parts businesses such as White Hen Pantry, Circle K, 7-11 and Valvoline, to acquire or finance (subject to FFCA's customary underwriting procedures) approximately 575 restaurant properties over the next year. FFCA anticipates funding these specific commitments, and other investments in chain store properties, through amounts available on its revolving credit facilities, issuance of additional unsecured debt, issuance of mortgage-backed securities through securitization or issuance of additional equity securities of FFCA.

         To continue the growth rate achieved in 1997, FFCA increased its capital by entering into various equity transactions. In September 1997, FFCA sold 956,160 shares of common stock to the trustee of a unit investment trust. Net proceeds to FFCA from this sale were $23.3 million. In addition, FFCA raised a total of $59 million through the sale of 2.2 million shares of common stock to two separate unit investment trusts in February 1998. Also in February 1998, FFCA signed an agreement to sell approximately 3.8 million shares of common stock to an affiliate of Colony Capital, Inc. (Colony), a Los Angeles based real estate-related investment firm. In the transaction, Colony made a $100 million equity investment in newly-issued shares of FFCA common stock, representing an eight percent interest in the outstanding common stock of FFCA. In addition, Colony has warrants to purchase an additional 1,476,908 shares of FFCA's common stock and has the right to designate for nomination a member to FFCA's Board of Directors. This equity issuance which closed on March 13, 1998, makes Colony the largest shareholder of FFCA and adds to FFCA's financial flexibility and capabilities.

         FFCA has a dividend reinvestment plan that allows shareholders to acquire additional shares of FFCA stock by automatically reinvesting their quarterly dividends. As of March 2, 1998, shareholders owning approximately 7.25% of the outstanding shares of FFCA common stock participate in the dividend reinvestment plan and dividends reinvested during 1997 totaled $5.8 million as compared to $4.9 million in 1996 and $852,000 in 1995. For the fourth quarter, the Board of Directors approved raising FFCA's quarterly dividend to $0.47 from $0.45, an increase of 4.4%. This dividend is payable on February 20, 1998 to shareholders of record on February 10, 1998. Management anticipates that cash generated from operations will be sufficient to meet operating requirements and provide the level of shareholder dividends required to maintain FFCA's status as a REIT.

         During 1997, FFCA completed the design of its new accounting and servicing information system that was begun in 1996. This new system was implemented successfully on January 1, 1998. The design of FFCA's new property management system is nearing completion and FFCA plans to deploy this new system during 1998. The design and implementation of these new systems, including related upgrades in computer hardware, was necessary to develop a more efficient portfolio servicing system that would permit a high level of growth in the FFCA portfolio while containing operating costs. FFCA has invested $1.6 million during 1997 and $70,000 during 1996 towards the development and installation of these systems. The new systems are also "Year 2000" compliant which means that the systems will know how to handle any dates that refer to the 21st century. This issue has received much publicity in recent months because many computer systems built over the last 30 years contain two digits to express the year, assuming that all dates refer to the 20th century. Such computer systems will fail after December 31, 1999 because the systems will not know how to handle a year expressed as "00". With the planned installation of the new property management system in 1998, all of FFCA's significant information systems will be "Year 2000" compliant; however, FFCA is also addressing the other support and maintenance systems that are sensitive to dates, such as the telephone and power systems, elevators, security systems, and so on.

         FFCA is taking a proactive approach in dealing with the issues associated with the Year 2000 and a five-phase process to address this challenge has been approved by FFCA's computer steering committee. This plan includes: (1) an inventory and assessment of the systems and electronic devices that may be at risk; (2) the identification of potential solutions; (3) the implementation of upgrades or replacements to affected systems or devices; (4) the verification of compliance and testing of the revised systems; and (5) the training of users on the new systems. To date, FFCA has completed the inventory and assessment phase of all critical computer hardware, as well as the operating system and database software, and has received statements of "Year 2000" compliance from the related vendors. The verification of "Year 2000" compliance through testing of these systems is nearly complete. FFCA is in the process of assessing the key suppliers that it relies upon, in addition to the other systems that are sensitive to dates (such as the telephone and power systems, elevators, security systems, and so on), and has developed a plan for any such systems that are found to be noncompliant. Based on current estimates and plans, FFCA believes the cost of addressing the Year 2000 issue will not be material to FFCA's operations or financial condition.

Results of Operations

Year ended December 31, 1997 compared to year ended December 31, 1996 and 1995

         FFCA had net income of $72.9 million ($1.76 per share, assuming dilution) in 1997 as compared to $68.5 million ($1.69 per share) in 1996 and income before an extraordinary loss on the retirement of debt of $53.8 million ($1.33 per share) in 1995. Due to the continued growth in FFCA's portfolio, revenues rose to $135 million in 1997 from $121 million in 1996 and $103 million in 1995.

         FFCA's primary source of revenues continues to be rental revenues generated by its portfolio of restaurant properties leased to restaurant operators on a triple-net basis. Half of the increase in total revenues during 1996 and 1997 related to increases in rental revenues due to new investments. New investments in property subject to operating leases totaled $140.2 million in 1997, $128.7 million in 1996 and $143.3 million in 1995. Generally, property purchases occur throughout the year, resulting in weighted average balances for these new investments of $43 million in 1997 and $60 million in both 1996 and 1995. Weighted average base lease rates on the new investments were 9.3% in 1997 as compared to 10.5% in 1996 and 10.9% in 1995. While the average base lease rates were down in 1997 from prior years, FFCA's cost of borrowings was also lower. Partially offsetting the revenue increases generated by the new investments were decreases in rent related to properties sold and the expiration of original equipment leases.

         Generally, the leases in FFCA's portfolio also provide for contingent rentals based on a percentage of the gross sales of the related restaurants. Such contingent rentals totaled $6.4 million in 1997 as compared to $5 million in 1996 and $4 million in 1995. The increases relate primarily to increases in individual restaurant-level sales volumes and to lessees whose sales levels have, for the first time, exceeded the threshold where contingent rentals are due. FFCA anticipates that, based on historical restaurant sales growth, the contingent rental provision of the leases will continue to provide increases in revenues in the near future.

         During 1997, FFCA and United Guaranty Commercial Insurance Company of Iowa (which had provided rent guaranty insurance coverage on certain properties) reached an agreement to settle all outstanding and future claims. Over the last three years, rent guaranty insurance revenue has dropped steadily from $3.3 million in 1995 to $1 million in 1997 due to expiring rent insurance policies.

         A portion of FFCA's revenues relates to the origination and subsequent sale of mortgage loans through securitization transactions. In order to facilitate the loan origination and securitization process, FFCA formed FFCA Mortgage Corporation (Mortgage Corp.) during 1996. This taxable affiliate was designed primarily to originate mortgage loans held for sale. This affiliate originated mortgage loans during 1996 and 1997; however, its financial statements are not consolidated with FFCA and, accordingly, the mortgage interest income generated by the loans originated by Mortgage Corp. are not reflected in the accompanying financial statements. During 1997, the loan origination process was transferred to FFCA's wholly-owned subsidiary, FFCA Acquisition Corporation, and by the end of 1997 FFCA Mortgage Corp. was dissolved.

         Mortgage interest income generated by FFCA's loan portfolio totaled $11 million in 1997, $15.7 million in 1996 and $14.1 million in 1995. Rates achieved on the loans originated during 1997 averaged 9.2% as compared to 9.4% achieved during 1996 and 10.9% in 1995. The average interest rates on the bank credit facility used to fund these new loans also reflected a decrease during these periods. Increases and decreases in mortgage interest income between years has been, and will continue to be, impacted by the amount of loans held for sale and the timing of the sale of these loans through securitization transactions. Although FFCA no longer receives mortgage interest income from the mortgages it sold during 1996 and 1997, it retains certain interests through the purchase of subordinated investment securities as discussed below. These securities generate revenues that are included in "Investment Income and Other" in the accompanying financial statements and represent the majority of the increase in this income between years.

         Certain mortgage loans originated by FFCA, its predecessors and affiliate totaling $261 million in 1997 and $179 million in 1996 were securitized and Secured Franchise Loan Pass-Through and Trust Certificates were sold to investors through a trust. Approximately 89% of the $261 million securitized loan pool was sold to third parties in 1997. FFCA holds investments representing the remaining 11% of the mortgage loan pool balance. In 1996, FFCA retained certain interests in approximately 12.5% of the $179 million securitized loan pool and also purchased the interest-only certificate. These certificates, totaling $55.2 million and $29.7 million at December 31, 1997 and 1996, respectively, generated $7.7 million and $2.7 million of revenue in 1997 and 1996, respectively. The subordinated investment securities held by FFCA are the last of the securities to be repaid from the loan pool, so that if any of the underlying mortgage loans default, these securities take the first loss. Any future credit losses in the securitized loan pool would be concentrated in these subordinated investment securities retained by FFCA; however, FFCA originates and services mortgage loans and has the infrastructure in place to deal with potential defaults on the securitized portfolio (as it does with the mortgage loans it holds for investment). To date, there have been no defaults on the mortgage loans held in either securitized loan pool. FFCA also retained the servicing rights on the mortgage loans it sold and the right to receive any participations based on the gross sales of the related restaurant properties.

Approximately $430,000 and $7.1 million of gain in 1997 and 1996, respectively, was generated by the sale of mortgages in these securitization transactions. The gains recognized represent the difference between the carrying amount of the mortgage loans sold and their adjusted sales price. It also includes deferred gains recognized on certain of the mortgages sold. The gains on the sale of the mortgage loans were reduced by establishing reserves for estimated probable losses under the subordination provisions of the securitization transactions.

         FFCA, as owner of all of the issued and outstanding nonvoting preferred stock of Mortgage Corp., was entitled to receive 95% of all dividends paid by Mortgage Corp. prior to its dissolution on December 31, 1997. At dissolution, cash dividends were paid to the common stockholder and the remaining assets were distributed to FFCA in satisfaction of its note receivable from Mortgage Corp. FFCA recorded 95% of Mortgage Corp.'s net income (loss) for 1997 and 1996 as "Equity in Net Income (Loss) of Affiliate" in the accompanying financial statements. During 1996 and 1997, FFCA provided Mortgage Corp. with a secured revolving line of credit at a spread above FFCA's borrowing rate. Interest income generated on this line of credit totaled $9 million in 1997 and $2.9 million in 1996 and is reflected in revenues as "Interest (Related Party)" in the accompanying financial statements.

         Expenses increased to $69.3 million in 1997 as compared to $61.1 million in 1996 and $49.8 million in 1995, due primarily to an increase in interest expense. Interest expense rose by $8.8 million in 1997 and $10.7 million in 1996 due to the use of borrowings for investments in chain store properties. FFCA's average debt balance increased to $470 million in 1997 from $335 million in 1996 and $175 million in 1995. Although FFCA's average debt balance has increased over the past two years, its overall cost of borrowings has decreased. In February 1996, FFCA broadened its sources of capital by issuing its first unsecured medium-term notes, which were six- and seven-year obligations, totaling $60 million. In November 1996, FFCA issued an additional $40 million in unsecured notes due 2026, but callable by the holder in the year 2004. The unsecured notes issued during 1996 carry a weighted average interest rate of 6.98%. In October 1997, FFCA issued $10.15 million in unsecured notes due 2007 at a rate of 6.86%. Proceeds from unsecured notes in both years were used to pay down FFCA's bank line of credit. In December 1996, FFCA amended its bank line of credit with participating banks to, among other things, decrease the interest rate by .5%. During 1997, the bank credit facility provided that FFCA could borrow at rates that are competitively bid among the participating banks. The changes in FFCA's debt structure, together with an overall decrease in the interest rate environment, reduced its effective borrowing rate from 7.82% during 1995 to 7.15% during 1996 and 6.93% during 1997.

         Despite the growth in revenues of 32% from 1995 to 1997, operating, general and administrative expense saw an increase of only 8% during this same period. The slightly higher operating expenses in 1996 as compared to 1995 primarily related to a $1.4 million provision for loan loss created in 1996. The overall increase in operating expenses resulted primarily from the addition of personnel needed to increase FFCA's investment origination and servicing capacity. FFCA's recent investments in computer system technology has increased the efficiency of its information and portfolio servicing systems, which enables FFCA to expand its revenue base while containing operating costs.

         Approximately three-fourths of FFCA's land and building leases provide for purchase options and approximately two-thirds of these options are currently exercisable; however, only 12 properties were sold through purchase options in 1997 and only 15 and 10 such properties were sold in 1996 and 1995, respectively. Where applicable, the lessee also has the option to purchase equipment at the end of the related equipment lease term, although few of these options remain unexercised as of December 31, 1997. Generally, the purchase options are exercisable at fair market value (but not less than original cost in most cases). FFCA expects that the exercise of purchase options will continue to be insignificant.

         FFCA recorded net gains of $5.5 million on the sale of property during 1997 as compared to $9.9 million during 1996 and $977,000 in 1995. Approximately $430,000 and $7.1 million of the total gains in 1997 and 1996, respectively, were generated by the sale of mortgages in securitization transactions. The remaining gains represent the net effect of gains and losses from sales of property, which occur primarily through the lessee's exercise of purchase options and through the disposition of underperforming properties. During 1997, FFCA sold 55 properties and related equipment (12 of which were through the lessee's exercise of their purchase options on the properties) as compared to 79 properties sold in 1996 and 22 sold in 1995. In addition, during 1997, FFCA had a $20 million mortgage payoff representing 60 restaurant properties. There were more property sales in 1997 and 1996 as compared to 1995 due to FFCA's decision to sell certain underperforming properties where remarketing efforts had failed to produce a suitable lessee.

         FFCA periodically reviews its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount of the property may not be recoverable, such as may be the case with vacant restaurant properties. If an impairment loss is indicated, the loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Gain on the sale of property on the consolidated statements of income for the years ended December 31, 1997, 1996 and 1995 is net of approximately $1.9 million, $3.3 million and $3.4 million, respectively, of loss related to vacant and underperforming properties. Vacant properties held for sale represent less than 1% of FFCA's total real estate investment portfolio.

Tenant Concentration

         One restaurant operator, Foodmaker, Inc. ("Foodmaker"), accounted for approximately 9.2% of FFCA's total rental and mortgage loan interest revenues (generated from its investment portfolio) in 1997. Foodmaker accounted for 10.9% and 12.5% of FFCA's total rental and mortgage loan interest revenues in 1996 and 1995, respectively. Foodmaker operates and franchises Jack in the Box restaurants. The relative decrease in the percentage of FFCA's revenue from Foodmaker since 1995 is due to the fact that FFCA's portfolio is growing and, as a result, Foodmaker is becoming a relatively smaller portion of the entire portfolio. This decrease is expected to continue.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         This item is incorporated by reference from the Registrant's definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 13, 1998, to be filed pursuant to Regulation 14A.

Item 11. Executive Compensation.

         This item is incorporated by reference from the Registrant's definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 13, 1998, to be filed pursuant to Regulation 14A.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

         This item is incorporated by reference from the Registrant's definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 13, 1998, to be filed pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions.

         This item is incorporated by reference from the Registrant's definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 13, 1998, to be filed pursuant to Regulation 14A.

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

         3.       Exhibits.

                  The following is a complete list of exhibits filed as part of this Form 10-K. For electronic filing purposes only, this report contains Exhibits 27.1 through 27.5, the Financial Data Schedules. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.                         Description
-----------                         -----------

3.01              Amended and Restated Bylaws of the Company (1)

3.02 Second Amended and Restated Certificate of Incorporation of Franchise Finance Corporation of America (2)

4.01 Indenture dated as of November 21, 1995 relating to the 7% Senior Notes due 2000 and the 7 7/8% Senior Notes due 2005 (3)

4.02              Specimen of Common Stock Certificate (1)

10.01 Acquisition, Construction and Term Loan Agreement, dated as of December 29, 1988, by and between Franchise Finance Corporation of America and Scottsdale Land Trust Limited Partnership (1)

10.02 Promissory Note dated December 29, 1988, executed by Franchise Finance Corporation of America in favor of Scottsdale Land Trust Limited Partnership in the principal amount of $8,500,000 (1)

10.03 1995 Stock Option and Incentive Plan of Franchise Finance Corporation of America (4)

10.04 Revolving Loan Agreement dated as of September 1, 1996, by and between Franchise Finance Corporation of America and FFCA Mortgage Corporation (5)

10.05 Equipment Revolving Loan Agreement dated as of September 1, 1996, by and between Franchise Finance Corporation of America and FFCA Mortgage Corporation (5)

10.06 Guaranty of Franchise Finance Corporation of America, with exhibits, dated December 31, 1996 with respect to the ISDA Master Agreement and Schedule dated December 31, 1996 by and between Franchise Finance Corporation of America and FFCA Mortgage Corporation (12)

10.07             Credit  Agreement  dated  January  27,  1998  among  Franchise
                  Finance   Corporation   of   America,   Certain   Lenders  and
                  NationsBank of Texas, N.A. (11)

10.08 Stock Purchase Agreement between Franchise Finance Corporation of America and Colony Investors III, L.P. dated February 13, 1998*

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

99.08 Second Amendment to Credit Agreement dated June 24, 1996 among Franchise Finance Corporation of America, Certain Lenders and NationsBank of Texas, N.A. as Administrative Lender (7)

99.09 Third Amendment to Credit Agreement dated December 27, 1996 among Franchise Finance Corporation of America, Certain
                  Lenders and NationsBank of Texas, N.A. as Administrative Lender (12)

99.10 Amended and Restated Credit Agreement among Franchise Finance Corporation of America, Certain Lenders, NationsBank of Texas, N.A. as Administrative Agent, and Co-Agents, dated April 15, 1997 (2)

99.11 $45,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of NationsBank of Texas, N.A., dated April 15, 1997 (2)

99.12             $40,000,000  Promissory  Note,  executed by Franchise  Finance
                  Corporation of America, payable to the order of Bank of Montreal, Chicago Branch, dated April 15, 1997 (2)

99.13 $40,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of The Long-Term Credit Bank of Japan, Ltd., dated April 15, 1997 (2)

99.14 $40,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of Commerzbank Aktiengesellschaft, Los Angeles Branch, dated April 15, 1997
                  (2)

99.15 $40,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of Union Bank of Switzerland (New York Branch), dated April 15, 1997 (2)

99.16 $27,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of Cooperatieve Centtale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland," New York Branch, dated April 15, 1997 (2)

99.17 $25,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of Dresdner Bank AG, Los Angeles Branch, dated April 15, 1997 (2)

99.18 $25,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of AmSouth Bank of Alabama, dated April 15, 1997 (2)

99.19 $20,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of The Industrial Bank of Japan, dated April 15, 1997 (2)

99.20 $20,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of Bank Hapoalim B.M., San Francisco Branch, dated April 15, 1997 (2)

99.21 $15,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of Signet Bank, dated April 15, 1997 (2)

99.22 $13,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of Norwest Bank Arizona, National Association, dated April 15, 1997 (2)

99.23 $175,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of NationsBank of Texas, N.A., dated April 15, 1997 (2)

99.24 $175,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of Bank of Montreal, Chicago Branch, dated April 15, 1997 (2)

99.25 $175,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of The Long-Term Credit Bank of Japan, Ltd., dated April 15, 1997 (2)

99.26 $175,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of Commerzbank Aktiengesellschaft, Los Angeles Branch, dated April 15, 1997
                  (2)

99.27 $175,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of Union Bank of Switzerland (New York Branch), dated April 15, 1997 (2)

99.28 $175,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland," New York Branch, dated April 15, 1997 (2)

99.29 $175,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of Dresdner Bank AG, Los Angeles Branch, dated April 15, 1997 (2)

99.30 $175,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of AmSouth Bank of Alabama, dated April 15, 1997 (2)

99.31 $175,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of The Industrial Bank of Japan, dated April 15, 1997 (2)

99.32 $175,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of Bank Hapoalim B.M., San Francisco Branch, dated April 15, 1997 (2)

99.33 $175,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order Signet Bank, dated April 15, 1997 (2)

99.34 $175,000,000 Promissory Note, executed by Franchise Finance Corporation of America, a, payable to the order of Norwest Bank Arizona, National Association, dated April 15, 1997 (2)

99.35 Guaranty Agreement, dated as of April 15, 1997, by FFCA Acquisition Corporation, FFCA Institutional Advisors, Inc. and FFCA Mortgage Corporation, guaranteeing the obligations of Franchise Finance Corporation of America under the Amended and Restated Credit Agreement among Franchise Finance Corporation of America,

                  Certain Lenders, NationsBank of Texas, N.A. as Administrative Agent, and Co-Agents, dated April 15, 1997 (2)

99.36 Subordination Agreement, dated as of April 15, 1997, by FFCA Acquisition Corporation (2)

99.37 Subordination Agreement, dated as of April 15, 1997, by FFCA Institutional Advisors (2)

99.38 Subordination Agreement, dated as of April 15, 1997, by FFCA Mortgage Corporation (2)

99.39 Purchase agreement dated June 8, 1997 between FFCA Secured Lending Corporation, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Smith Barney Inc., as initial purchasers of $232,071,000 aggregate principal amount of Secured Franchise Loan Certificates, Series 1997-1, Class IO, Class A-1a, Class A-1b, Class A-2a, Class A-2b, Class B-1, Class B-2, Class C-1, Class C-2, Class D-1, Class D-2, Class E-1 and Class E-2 (9)

99.40 Second Amended and Restated Credit Agreement dated December 29, 1997 among Franchise Finance Corporation of America, Certain Lenders and NationsBank of Texas, N.A. (10)

---------------
*Filed herewith.
(1) Incorporated by reference from the Registrant's Registration Statement on Form S-4 and amendments thereto, registration number 33-65302, as filed with the Securities and Exchange Commission.
(2) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997, as filed with the Securities and Exchange Commission.
(3) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated November 24, 1995, as filed with the Securities and Exchange Commission.
(4) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the Securities and Exchange Commission.
(5) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated September 1, 1996, as filed with the Securities and Exchange Commission.
(6) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated January 25, 1996, as flied with the Securities and Exchange Commission.
(7) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996, as filed with the Securities and Exchange Commission.
(8) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996, as filed with the Securities and Exchange Commission.

(9) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997, as filed with the Securities and Exchange Commission.
(10) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated December 29, 1997, as filed with the Securities and Exchange Commission.
(11) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated January 27, 1998, as filed with the Securities and Exchange Commission.
(12) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission.

         (b)      Reports on Form 8-K.

         FFCA did not file any reports on Form 8-K during the fourth quarter of fiscal year 1997.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FRANCHISE FINANCE CORPORATION OF AMERICA


Date:  March 27, 1998            By /s/ M. H. Fleischer
                                    -------------------
                                    M. H. Fleischer, President and Chief
                                    Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 27, 1998            By /s/ M. H. Fleischer
                                    --------------------------------------------
                                    M. H. Fleischer, Chairman of the Board,
                                    President, and Chief Executive Officer


Date:  March 27, 1998            By /s/ John Barravecchia
                                    --------------------------------------------
                                    John Barravecchia, Executive Vice President,
                                    Chief Financial Officer and Treasurer


Date:  March 27, 1998            By /s/ Catherine F. Long
                                    --------------------------------------------
                                    Catherine F. Long, Senior Vice President-
                                    Finance  and Principal Accounting Officer


Date:  March 27, 1998            By /s/ Willie R. Barnes
                                    --------------------------------------------
                                    Willie R. Barnes, Director


Date:  March 27, 1998            By /s/ Kelvin L. Davis
                                    --------------------------------------------
                                    Kelvin L. Davis, Director


Date:  March 27, 1998            By /s/ William C. Foxley
                                    --------------------------------------------
                                    William C. Foxley, Director

Date:  March 27, 1998            By /s/ Robert W. Halliday
                                    --------------------------------------------
                                    Robert W. Halliday, Director


Date:  March 27, 1998            By /s/ Donald C. Hannah
                                    --------------------------------------------
                                    Donald C. Hannah, Director


Date:  March 27, 1998            By /s/ Dennis E. Mitchem
                                    --------------------------------------------
                                    Dennis E. Mitchem, Director


Date:  March 27, 1998            By /s/ Louis P. Neeb
                                    --------------------------------------------
                                    Louis P. Neeb, Director


Date:  March 27, 1998            By /s/ Kenneth B. Roath
                                    --------------------------------------------
                                    Kenneth B. Roath, Director


Date:  March 27, 1998            By /s/ Wendell J. Smith
                                    --------------------------------------------
                                    Wendell J. Smith, Director


Date:  March 27, 1998            By /s/ Casey J. Sylla
                                    --------------------------------------------
                                    Casey J. Sylla, Director


Date:  March 27, 1998            By /s/ Shelby Yastrow
                                    --------------------------------------------
                                    Shelby Yastrow, Director

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Report of Independent Public Accountants                                     F-2

Consolidated Balance Sheets - December 31, 1997 and 1996                     F-3

Consolidated Statements of Income For The Years Ended
         December 31, 1997, 1996 and 1995                                    F-4

Consolidated Statements of Changes in Shareholders' Equity
         For The Years Ended December 31, 1997, 1996 and 1995                F-5

Consolidated Statements of Cash Flows For The Years Ended
         December 31, 1997, 1996 and 1995                                    F-6

Notes to Consolidated Financial Statements                                   F-7

Schedule III - Schedule of Real Estate and Accumulated
         Depreciation as of December 31, 1997                               F-16

Schedule IV - Schedule of Mortgage Loans on Real Estate
         as of December 31, 1997                                            F-18

                              ARTHUR ANDERSEN LLP




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Franchise Finance Corporation of America:

We have audited the accompanying consolidated balance sheets of FRANCHISE FINANCE CORPORATION OF AMERICA (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended Decmeber 31, 1997. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franchise Finance Corporation of America and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of the financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                        /s/ Arthur Andersen LLP


Phoenix, Arizona,
 January 27, 1998.

                    FRANCHISE FINANCE CORPORATION OF AMERICA
                    ----------------------------------------

            CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 1997 AND 1996
            ---------------------------   --------------------------
                    (Amounts in thousands except share data)

                                                                              1997            1996
                                                                          -----------     -----------
                                                ASSETS
                                                ------
Investments:
    Investments in Real Estate, at cost (Note 3):
       Land                                                               $   382,637     $   346,626
       Buildings and Improvements                                             545,629         490,506
       Equipment                                                               23,039          31,083
                                                                          -----------     -----------
                                                                              951,305         868,215
       Less-Accumulated Depreciation                                          175,263         172,941
                                                                          -----------     -----------
           Net Real Estate Investments                                        776,042         695,274

    Mortgage Loans Held for Sale (Note 4)                                     251,622            --
    Mortgage Loans Receivable, net of allowances
       of $2,600 in 1997 and $1,400 in 1996 (Note 5)                           35,184          57,808
    Related Party Notes Receivable (Note 6)                                      --           147,616
    Other Investments (Note 6)                                                 55,185          37,836
                                                                          -----------     -----------
           Total Investments                                                1,118,033         938,534

Cash and Cash Equivalents                                                       7,130          11,350
Notes and Accounts Receivable, net of allowances
    of $2,300 in 1997 and $1,700 in 1996 (Note 5)                              34,699          22,020
Other Assets (Notes 2 and 12)                                                  19,336          16,872
                                                                          -----------     -----------

           Total Assets                                                   $ 1,179,198     $   988,776
                                                                          ===========     ===========

                                 LIABILITIES AND SHAREHOLDERS' EQUITY
                                 ------------------------------------
Liabilities:
    Dividends Payable                                                     $    19,640     $    18,254
    Notes Payable (Note 7)                                                    309,360         298,956
    Borrowings Under Line of Credit (Note 8)                                  302,000         150,500
    Mortgage Payable to Affiliate (Note 12)                                     8,500           8,500
    Accrued Expenses and Other                                                 16,702          17,196
                                                                          -----------     -----------

           Total Liabilities                                                  656,202         493,406
                                                                          -----------     -----------

Commitments (Note 15)

Shareholders' Equity (Notes 10 and 11):
    Preferred Stock, par value $.01 per share, 10 million shares
       authorized, none issued or outstanding                                    --              --
    Common Stock, par value $.01 per share, authorized 200 million shares, issued and outstanding 41,787,543 shares in 1997
       and 40,564,076 shares in 1996                                              418             406
    Capital in Excess of Par Value                                            583,056         553,335
    Cumulative Net Income                                                     202,106         129,209
    Cumulative Dividends                                                     (262,584)       (187,580)
                                                                          -----------     -----------

           Total Shareholders' Equity                                         522,996         495,370
                                                                          -----------     -----------

           Total Liabilities and Shareholders' Equity                     $ 1,179,198     $   988,776
                                                                          ===========     ===========

The accompanying notes are an integral part of these consolidated balance sheets

                    FRANCHISE FINANCE CORPORATION OF AMERICA
                    ----------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------
                  (Amounts in thousands except per share data)

                                                                  1997          1996           1995
                                                               ---------     ---------      ---------
Revenues:
      Rental                                                   $ 101,292     $  95,612      $  86,182
      Mortgage Loan Interest                                      10,987        15,738         14,118
      Interest (Related Party) (Note 6)                            9,037         2,861           --
      Investment Income and Other                                 13,672         6,955          2,283
                                                               ---------     ---------      ---------

                                                                 134,988       121,166        102,583
                                                               ---------     ---------      ---------

Expenses:
      Depreciation and Amortization                               20,784        20,654         21,201
      Operating, General and Administrative                       11,106        11,488         10,283
      Property Costs                                               1,641         2,041          2,046
      Interest                                                    34,764        25,974         15,276
      Interest (Related Party) (Note 12)                             986           973            961
                                                               ---------     ---------      ---------

                                                                  69,281        61,130         49,767
                                                               ---------     ---------      ---------

Income Before Gain on Sale of Property
      and Other                                                   65,707        60,036         52,816

Gain on Sale of Property (Note 2)                                  5,471         9,899            977
Equity in Net Income (Loss) of Affiliate (Note 6)                  1,719        (1,396)          --
                                                               ---------     ---------      ---------
Income Before Extraordinary Item                                  72,897        68,539         53,793

      Extraordinary Item - Loss on Early
        Extinguishment of Debt (Note 8)                             --            --           (2,464)
                                                               ---------     ---------      ---------

Net Income                                                     $  72,897     $  68,539      $  51,329
                                                               =========     =========      =========

Earnings Per Share (Note 2):
      Income Before Extraordinary Item                         $    1.78     $    1.70      $    1.34
      Extraordinary Item                                            --            --             (.06)
                                                               ---------     ---------      ---------
      Net Income                                               $    1.78     $    1.70      $    1.28
                                                               =========     =========      =========

Earnings Per Share - Assuming Dilution (Note 2):
      Income Before Extraordinary Item                         $    1.76     $    1.69      $    1.33
      Extraordinary Item                                            --            --             (.06)
                                                               ---------     ---------      ---------
      Net Income                                               $    1.76     $    1.69      $    1.27
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

                    FRANCHISE FINANCE CORPORATION OF AMERICA
                    ----------------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
           ----------------------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------
                  (amounts in thousands except per share data)


                                                         Capital
                                          Common      in Excess of    Cumulative     Cumulative
                                           Stock        Par Value     Net Income      Dividends         Total
                                       ------------   ------------   ------------   ------------    ------------
BALANCE, December 31, 1994             $        403   $    546,626   $      9,341   $    (42,263)   $    514,107
    Capital contributions - dividend
       reinvestment plan                       --              852           --             --               852
    Net income                                 --             --           51,329           --            51,329
    Dividends declared - $1.80 per share       --             --             --          (72,471)        (72,471)
                                       ------------   ------------   ------------   ------------    ------------

BALANCE, December 31, 1995                      403        547,478         60,670       (114,734)        493,817
    Capital contributions - dividend
       reinvestment plan                          2          4,897           --             --             4,899
    Exercise of stock options                     1            960           --             --               961
    Net income                                 --             --           68,539           --            68,539
    Dividends declared - $1.80 per share       --             --             --          (72,846)        (72,846)
                                       ------------   ------------   ------------   ------------    ------------

BALANCE, December 31, 1996                      406        553,335        129,209       (187,580)        495,370
    Capital contributions -
        Issuance of common stock                 10         23,297           --             --            23,307
        Dividend reinvestment plan                2          5,792           --             --             5,794
    Exercise of stock options                  --              632           --             --               632
    Net income                                 --             --           72,897           --            72,897
    Dividends declared - $1.82 per share       --             --             --          (75,004)        (75,004)
                                       ------------   ------------   ------------   ------------    ------------

BALANCE, December 31, 1997             $        418   $    583,056   $    202,106   $   (262,584)   $    522,996
                                       ============   ============   ============   ============    ============

 The accompanying notes are an integral part of these consolidated statements.

                    FRANCHISE FINANCE CORPORATION OF AMERICA
                    ----------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------
                             (Amounts in thousands)

                                                                     1997         1996         1995
                                                                  ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $  72,897    $  68,539    $  51,329
   Adjustments to net income:
      Depreciation and amortization                                  20,784       20,654       21,201
      Gain on sale of property                                       (5,471)      (9,899)        (977)
      Equity in net (income) loss of affiliate                       (1,719)       1,396         --
      Provision for uncollectible mortgages and notes                   791        1,400         --
      Loss on early extinguishment of debt                             --           --          2,464
      Other                                                            (958)       3,859        4,604
                                                                  ---------    ---------    ---------

        Net cash provided by operating activities                    86,324       85,949       78,621
                                                                  ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property                                         (140,218)    (128,713)    (143,262)
   Investment in mortgage loans                                    (310,811)     (49,102)    (133,289)
   Investment in notes receivable                                   (17,460)     (17,280)      (1,200)
   Collection of (investment in) related party notes receivable     100,706     (147,616)        --
   Purchase of investment securities                                (15,946)        --           --
   Proceeds from securitization transaction                         103,975      151,720         --
   Dividend received from (investment in) affiliate                   9,822       (9,500)        --
   Proceeds from sale of property                                    26,425       34,015       12,210
   Receipt of mortgage loan and note payoffs                         30,198       12,265          489
   Collection of mortgage loan principal                              4,325        4,867        5,337
   Collection of investment security principal                        1,463          715         --
                                                                  ---------    ---------    ---------

        Net cash used in investing activities                      (207,521)    (148,629)    (259,715)
                                                                  ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                   (73,618)     (72,725)     (72,471)
   Proceeds from issuance of common stock                            29,733        5,860          852
   Proceeds from bank borrowings                                    503,000      254,000      361,412
   Proceeds from issuance of notes                                   60,150      100,000      198,678
   Payment of bank borrowings and loan fees                        (352,288)    (215,172)    (317,405)
   Payment of other unsecured notes                                 (50,000)        --           --
                                                                  ---------    ---------    ---------

        Net cash provided by financing activities                   116,977       71,963      171,066
                                                                  ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                       (4,220)       9,283      (10,028)

CASH AND CASH EQUIVALENTS, beginning of year                         11,350        2,067       12,095
                                                                  ---------    ---------    ---------

CASH AND CASH EQUIVALENTS, end of year                            $   7,130    $  11,350    $   2,067
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

                    FRANCHISE FINANCE CORPORATION OF AMERICA
                    ----------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           DECEMBER 31, 1997 AND 1996
                           --------------------------



(1)      ORGANIZATION AND OPERATION:
         ---------------------------

         Franchise Finance Corporation of America ("FFCA") is a self-administered real estate investment trust ("REIT") which primarily provides real estate financing to the chain restaurant industry as well as the convenience store and automotive service and parts industries throughout the United States. FFCA provides financing to operators with experienced management in established chains through various financial products, including sale-leaseback transactions, mortgage loans, equipment loans and construction financing. FFCA and its predecessor companies have provided financing to the chain restaurant industry since 1981 and began financing convenience stores and automotive service and parts stores in 1997. FFCA's portfolio of properties is diversified by tenant, property concept and geographic location. At December 31, 1997, FFCA had interests in 2,481 properties consisting of investments in 2,275 chain restaurants, 198 convenience and automotive stores and 8 other retail properties. FFCA's portfolio included 1,855 properties represented by investments in real estate and mortgage loans receivable and 626 properties represented by securitized mortgage loans in which FFCA holds a residual interest. These properties are operated by approximately 420 operators in approximately 50 chains in 47 states.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         -------------------------------------------

         Consolidation   and  Equity  Method   Investments  -  The  accompanying
consolidated financial statements include the accounts of FFCA and its wholly-owned subsidiaries, FFCA Acquisition Corporation, FFCA Residual Interest Corporation, FFCA Secured Assets Corporation, FFCA Secured Lending Corporation and FFCA Institutional Advisors, Inc. All intercompany transactions have been eliminated. Investments in companies in which FFCA has significant influence but less than a controlling voting interest are accounted for using the equity method. Under the equity method, only FFCA's investment in and amounts due from the equity investee are included in the consolidated balance sheet, only FFCA's share of the investee's earnings is included in the consolidated operating results, and only the cash investment, loans or other cash paid to the investee, less any dividends, cash distributions, loan repayments or other cash received from the investee, are included in the consolidated cash flows.

         Federal Income Taxes - FFCA has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, as of June 1, 1994. As a result, FFCA generally will not be subject to federal income taxation at the corporate level provided it meets certain tests which, among other things, require that its assets consist primarily of real estate, its income be derived primarily from real estate and at least 95% of its taxable income be distributed annually to its shareholders. The tax basis of the assets and liabilities has been recorded based upon the value of the consideration exchanged upon the merger of FFCA with its predecessor companies and, accordingly, the tax basis of the net assets exceeds the book basis by approximately $227 million at December 31, 1997.

         Real Estate - FFCA records the acquisition of real estate at cost, which includes miscellaneous acquisition and closing costs. Depreciation is computed using the straight-line method over the estimated useful life of 24 to 30 years for buildings and improvements and 7 to 8 years for equipment. FFCA periodically reviews its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount of the property may not be recoverable, such as may be the case with vacant properties. If an impairment loss is indicated, the loss is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. Gain on sale of property in the consolidated statements of income for the years ended December 31, 1997, 1996 and 1995 is net of approximately $1.9 million, $3.3 million and $3.4 million, respectively, of impairment loss related to certain vacant properties. Vacant properties held for sale represent less than 1% of the total real estate investment portfolio at December 31, 1997.

         Lease and Loan Origination Fees and Costs - FFCA generally receives a fee related to activities performed to process a borrower's request for and origination of credit. Direct costs associated with these activities are offset against the related fees received and the balance is deferred and amortized into revenue over the term of the related lease or loan. Loan origination fees and costs related to mortgage loans held for sale are deferred until the related loan is sold.

         Cash and Cash Equivalents - Cash and cash equivalents include all cash and highly liquid investment securities with maturities at acquisition of three months or less. Such investment securities are carried at cost plus accrued interest which approximates fair market value.

         Debt Financing Costs - Included in Other Assets are costs totaling $4.3 million in 1997 and $5.3 million in 1996 (net of accumulated amortization of $2.2 million in 1997 and $1.1 million in 1996) associated with the issuance in 1995 of FFCA's Senior Notes and the issuance in 1996 and 1997 of various unsecured notes, which costs are amortized over the terms of the notes on a straight-line basis (which approximates effective interest method). Amortization of these debt issuance costs for the years ended December 31, 1997, 1996 and 1995 amounted to $1.3 million, $994,000 and $90,000, respectively, which is included in interest expense in the accompanying financial statements.

         Derivative Financial Instruments - FFCA's portfolio of fixed-rate mortgage loans held for sale is funded on an interim basis by a variable rate bank credit facility until the loans are sold in a securitization transaction. FFCA hedges against fluctuations in interest rates from the time the loans are originated until the time they are sold through the use of derivative financial instruments. FFCA does not hold or issue derivative financial instruments for speculative trading purposes. The instruments used are interest rate agreements which are non-leveraged and involve little complexity. FFCA intends to terminate these agreements upon securitization of the fixed-rate mortgage loans, at which time both the gain or loss on the securitization of the fixed-rate mortgage loans and the gain or loss on the termination of the interest rate swap agreements will be measured and recognized in the statement of operations.

         Rental Revenue Recognition - FFCA leases its real estate under long-term net leases which are classified as operating leases. Rental revenue from operating leases is recognized as it is earned.

         Investment Property Sales - FFCA records certain sales of property and equipment under the installment or cost recovery method. Gains totaling approximately $592,000 in 1997, $664,000 in 1996 and $3 million in 1995 were deferred on such sales. For financial reporting purposes, deferred gains on property sales reduced the related mortgage loans receivable balance and totaled $1.6 million and $1.5 million at December 31, 1997 and 1996, respectively.

         Earnings Per Share - Earnings per share amounts for 1996 and 1995 have been restated to conform with 1997's presentation as required by Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". The following is a reconciliation of basic earnings per share to diluted earnings per share for income before extraordinary items (amounts in thousands, except per share data):

                                                   1997                          1996                          1995
                                        --------------------------    --------------------------    --------------------------
                                                              Per                           Per                           Per
                                        Earnings    Shares   Share    Earnings    Shares   Share    Earnings    Shares   Share
                                        --------    ------   -----    --------    ------   -----    --------    ------   -----
Basic Earnings Per Share -
    Income before extraordinary items   $ 72,897    40,968   $ 1.78   $ 68,539    40,423   $ 1.70   $ 53,793    40,256   $ 1.34
       Effect of Dilutive Securities-
          Common stock options              --         365                --         180                --          38
                                        --------   -------            --------   -------            --------   -------

Diluted Earnings Per Share              $ 72,897    41,333   $ 1.76   $ 68,539    40,603   $ 1.69   $ 53,793    40,294   $ 1.33
                                        ========   =======   ======   ========   =======   ======   ========   =======   ======

         Stock options to purchase 692,336 shares of common stock at $26.375 per share were outstanding during 1997, but were not included in the computation of diluted earnings per share, because the options' exercise price was greater than the average market price of the common shares.

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

         New Pronouncements - In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130 "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Also in June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public companies report certain information about operating segments of their business in their financial statements (including interim financial reports). Both standards are effective for FFCA's fiscal year 1998 at which time FFCA will adopt them. The adoption of these new accounting standards would not have had a material effect on FFCA's financial statements for the years ended December 31, 1997, 1996 or 1995.

(3)      INVESTMENTS IN REAL ESTATE:
         ---------------------------

         FFCA's real estate portfolio is comprised of property leased to tenants under long-term net operating leases. The lease agreements generally provide for monthly rentals equal to the greater of a percentage of the property's cost or a percentage of its gross sales. The term of the leases is generally 20 years for land and buildings and seven or eight years for equipment (if any). The initial terms of FFCA's leases extend through 2017 with a weighted average remaining term of 11.7 years as of December 31, 1997. Land and building leases generally provide for two or four five-year renewal options. Generally, the lessee has the option to purchase equipment at the end of the lease term and land and buildings anytime after the first ten years of the lease at fair market value (but not less than original cost in most cases). Leases entered into after 1994 generally provide for 90-day option windows at various dates during the lease term. Approximately three-fourths of FFCA's land and building leases provide for purchase options, two-thirds of which are currently exercisable.

         Minimum future rentals under noncancellable operating leases as of December 31, 1997, are as follows (amounts in thousands):

         Year ending December 31,
         ------------------------
                  1998                               $  101,400
                  1999                                  100,600
                  2000                                   98,700
                  2001                                   96,600
                  2002                                   92,700
                  Thereafter                            668,600
                                                     ----------

                  Total minimum future rentals       $1,158,600
                                                     ==========

         The above table assumes that all leases which expire are not renewed; therefore, neither renewal rentals nor rentals from replacement lessees are included. In addition, minimum future rentals do not include contingent rentals which may be received under the leases based upon a percentage of the lessee's gross sales. These percentage rentals totaled approximately $6.4 million in 1997, $5 million in 1996 and $4 million in 1995.

(4)      MORTGAGE LOANS HELD FOR SALE:
         -----------------------------

         At December 31, 1997, FFCA's portfolio included mortgage loans originated in 1997 which are held for sale. These mortgage loans are stated at the lower of cost or fair market value, determined in the aggregate. The loans represent first mortgage loans on the land and/or buildings and/or equipment of 360 properties comprising $167.3 million in fixed-rate loans and $68.1 million in variable-rate loans. Construction loans totaled $16.2 million at December 31, 1997. The fixed-rate loans carry a weighted average interest rate of 9.6% and mature 5 to 20 years from the date of origination. The variable-rate loans carry interest rates which adjust monthly based on 30-day LIBOR plus a margin (average interest rate was 9.2% at December 31, 1997). Total principal and interest payments aggregate approximately $2.4 million per month. The fixed-rate mortgage loans generally provide for no prepayment for the first five years of the loan; prepayments during the next five years of the loan generally require a prepayment penalty based on a percentage of the loan balance. The variable-rate mortgage loans generally have no prepayment restrictions.

(5)      OTHER MORTGAGE LOANS AND NOTES RECEIVABLE:
         ------------------------------------------

         At December 31, 1997, FFCA held first mortgage loans on the land and/or buildings and/or equipment of approximately 160 properties represented by $35.2 million in participating fixed-rate loans (net of reserve of $2.6 million in 1997). These loans are held for long-term investment and carry interest rates ranging from 10% to 13.5% per annum and mature 5 to 20 years from the date of origination. In addition, these loans generally provide for additional interest payments based on a percentage of the mortgagor's gross sales. Principal and interest payments on the mortgage loans are due in level amounts with payments aggregating approximately $7.4 million per year to maturity.

         FFCA also held various secured and unsecured notes totaling $27.1 million at December 31, 1997 and $18.8 million at December 31, 1996 (net of allowances of $460,000 in 1997 and $875,000 in 1996). Generally, the notes carry interest rates ranging from 10% to 12% per annum and mature 5 to 10 years from the date of origination.

(6)      OTHER INVESTMENTS:
         ------------------

         Investment Securities - Certain mortgage loans originated by FFCA , its predecessors and its affiliate, FFCA Mortgage Corporation, totaling $261 million in 1997 and $178.8 million in 1996 were securitized and Secured Franchise Loan Pass-Through and Trust Certificates (the "Certificates") were sold to investors. Upon sale, the mortgage loans receivable were removed from the balance sheet and a gain on the sale was recognized for the difference between the carrying amount of the mortgage loans and the adjusted sales price. The servicing rights on these mortgage loans have been retained by FFCA and are not significant. FFCA also retained certain interests, approximating 11% in 1997 and 12.5% in 1996, in the aggregate mortgage loan principal balance through the purchase of subordinated investment securities of the securitization trust and, in 1996, also purchased the interest-only certificate. These investment securities, totaling $55.2 million and $29.7 million at December 31, 1997 and 1996, respectively, were recorded by allocating the previous carrying amount of the mortgages between the assets sold and the retained interests, based on their relative fair values and are included in Other Investments in the accompanying consolidated balance sheets. The investment securities retained in 1997, totaling $26.6 million, related to the sale of mortgage loans from FFCA's held-for-sale portfolio, and are accounted for as trading securities. The investment securities retained in 1996, totaling $28.6 million, related to the sale of mortgage loans from FFCA's original loan portfolio are accounted for as available-for-sale securities. At December 31, 1997, the estimated fair market value of FFCA's investment securities is not materially different than the carrying amount. In 1997, the securitization transaction resulted in unrelated business taxable income of $.005 per share for FFCA's tax-exempt investors.

         Investment in Affiliate - FFCA Mortgage  Corporation  (Mortgage  Corp.)
was formed in 1996 to originate mortgage loans to be held for future securitization transactions. FFCA, as owner of all of the issued and outstanding nonvoting preferred stock of Mortgage Corp., was entitled to receive 95% of all dividends paid by Mortgage Corp. prior to the dissolution of Mortgage Corp. on December 31, 1997. At dissolution, cash dividends were paid to the common stockholder and the remaining assets were distributed to FFCA in satisfaction of its note receivable from Mortgage Corp. FFCA recorded 95% of Mortgage Corp.'s net income (loss) for 1997 and 1996 as "Equity in Net Income (Loss) of Affiliate" in the accompanying financial statements.

         Prior to Mortgage Corp.'s dissolution, FFCA provided funding to Mortgage Corp. for the origination of mortgage loans. Under revolving loan agreements with Mortgage Corp., FFCA was entitled to receive a draw fee of 1% and interest at a rate equal to LIBOR or a Base rate (as defined in the agreement), plus a margin ranging from 2.5% to 3%. FFCA also provided temporary working capital advances to Mortgage Corp. bearing an interest rate of LIBOR plus 3%.

         A summary of selected financial information as reported by Mortgage Corp. as of, and for the years ended December 31, 1997 and 1996, is set forth below (amounts in thousands):

                                                1997        1996
                                               ------     --------
         Revenues                              $9,632     $  2,336
         Interest expense                       9,037        2,861
         Net income (loss)                      1,809       (1,470)
         Mortgage loans held for sale             -        140,967
         Total Assets                             -        156,928
         Notes payable to FFCA                    -        147,616
         Total Liabilities                        -        148,398
         Total Shareholders' Equity               -          8,530

(7)      NOTES PAYABLE:
         --------------

A summary of FFCA's unsecured notes payable follows (amounts in thousands):

                                                                       1997          1996
                                                                     --------      --------
         7% Senior Notes due 2000, net of unamortized
              discount of $709 in 1997 and $952 in 1996              $149,291      $149,048
         7.875% Senior Notes due 2005, net of unamortized
              discount of $81 in 1997 and $92 in 1996                  49,919        49,908
         6.78% Notes due 2002                                          30,000        30,000
         7.02% Notes due 2003                                          30,000        30,000
         7.1% Notes due 2026, callable by holder in 2004               40,000        40,000
         6.95% Notes due 2007                                          10,150           -
                                                                     --------      --------
                                                                     $309,360      $298,956
                                                                     ========      ========

         Interest on all of the notes is payable semi-annually in arrears on each May 30 and November 30 with principal due at maturity. With the exception of the $40 million notes due 2026, the notes may not be redeemed prior to their respective maturities. The note agreements contain certain covenants which, among other restrictions, limit the incurrence of additional debt if FFCA's debt exceeds 60% of total assets (as defined in the note agreements), or if FFCA's debt service coverage is less than 1.5 to 1. As of December 31, 1997, FFCA was in compliance with its note covenants.

         In January 1997, FFCA issued $50 million in variable-rate unsecured notes due 1998 bearing interest at a weighted average rate of 3-month LIBOR plus
 .33% (interest reset quarterly). The notes were redeemed by FFCA on July 14, 1997 at a redemption price of 100% of the principal amount of the notes.

         Subsequent to December 31, 1997, FFCA issued $17 million in unsecured notes due 2007 bearing interest at a rate of 6.86%. Interest on these notes is payable semi-annually in arrears on each May 30 and November 30 with principal due at maturity.

(8)      BORROWINGS UNDER LINE OF CREDIT:
         --------------------------------

The following is a summary of borrowings under FFCA's line of credit (amounts in thousands):

                                                                       1997          1996
                                                                     --------      --------
         Borrowings at LIBOR Bid Rate, weighted average
              interest rate of 6.69% at December 31, 1997            $ 56,000      $    -
         Borrowings at 30-day LIBOR plus 1%, weighted
              average interest rate of 6.96% and 6.71% at
              December 31, 1997 and 1996, respectively                210,000        85,500
         Borrowings at Base rate, 8.50% and 8.25% at
              December 31, 1997 and 1996, respectively,
              subsequently converted to LIBOR loans                    36,000        65,000
                                                                     --------      --------
                                                                     $302,000      $150,500
                                                                     ========      ========

         At December 31, 1997, FFCA had outstanding $302 million on a $350 million acquisition loan facility with participating banks used to provide funds for the acquisition or financing of chain store properties. Interest on this unsecured revolving credit facility is due in periodic installments (weighted average rate of 6.63% in 1997 and 7.12% in 1996). Effective December 27, 1996, FFCA also has the option under this loan facility to borrow at rates that are competitively bid among the participating banks. The loan facility provides for a fee on the unused commitment amount of .20% per annum, payable quarterly in arrears. The acquisition loan facility expires in December 2000, with the possibility of annual extensions. The credit agreement contains covenants which, among other restrictions, require FFCA to maintain a fixed charge coverage ratio of 2 to 1 and a minimum net worth of $425 million, as defined. As of December 31, 1997, FFCA was in compliance with its debt covenants.

         Amortization of loan fees related to these facilities for the years ended December 31, 1997, 1996 and 1995 amounted to $1.2 million and $1.4 million and $2.1 million, respectively, which is included in interest expense in the accompanying consolidated financial statements. In 1995, FFCA initiated an early termination of its then existing credit facility which enabled it to reduce its cost of borrowings while also removing the bank's security interest in the stock of FFCA's wholly-owned subsidiary, FFCA Acquisition Corporation. As a result of the early extinguishment of this debt, FFCA expensed approximately $2.5 million in unamortized loan costs in 1995 which is reported as an extraordinary item on the consolidated statement of income.

         Subsequent to December 31, 1997, FFCA entered into a $100 million acquisition loan facility with a bank with substantially the same terms and conditions as the $350 million acquisition loan facility. The $100 million acquisition loan facility expires no later than May 30, 1998, as described in the credit agreement.

(9)      DERIVATIVE FINANCIAL INSTRUMENTS:
         ---------------------------------

         At December 31, 1997, FFCA had outstanding interest rate swap contracts aggregating $152.6 million in notional amount. The notional amount serves solely as a basis for the calculation of payments to be exchanged and are not a measure of the exposure of FFCA through its use of derivatives. Under the interest rate swap contracts, two parties agree to swap payments over a specified period. FFCA agrees to make payments at a specified fixed rate and the other party to the contract agrees to make payments based on a variable market index rate. FFCA intends to terminate the interest rate agreements upon securitization of the fixed-rate mortgage loans in mid-1998, at which time FFCA would generally expect to receive (if rates rise) or pay (if rates fall) an amount equal to the present value of the difference between the fixed rate set at the beginning of the interest rate swap contract and the variable market index rate. Under the contracts, no cash payments would be required until the earlier of the securitization transaction or November 2, 1998. At December 31, 1997, there were no hedging gains or losses explicitly deferred under these contracts.

(10)     DIVIDENDS:
         ----------

         FFCA declared a fourth quarter 1997 dividend of $.47 per share, payable on February 20, 1998, to shareholders of record on February 10, 1998. The dividend payments made by FFCA to its shareholders for 1997 are characterized as ordinary income of $1.68 per share and return of capital of $.12 per share. Dividend payments made by FFCA to its shareholders for 1996 are characterized as ordinary income of $1.58 per share and capital gain of $.22 per share. Dividend payments made by FFCA to its shareholders for 1995 are characterized as ordinary income of $1.35 per share.

(11)     STOCK OPTIONS:
         --------------

         On May 10, 1995, FFCA shareholders approved a stock option and incentive plan which permits the issuance of options, restricted stock and other stock-based awards to key employees, the Board of Directors and certain independent contractors of FFCA. The plan reserves 3,018,804 shares of common stock for grant and provides that the term of each award be determined by the compensation committee of the Board of Directors. Under the terms of the plan, options granted may be either non-qualified or incentive stock options and the exercise price, determined by the committee, may not be less than the fair market value of a share of common stock on the grant date. Options granted to FFCA's non-employee directors are immediately exercisable, while the remaining options vest over a three-year period from the date of grant. The options expire ten years after the date of grant.

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

                                                        1997        1996        1995
                                                      -------     -------     -------
         Net income:
              As reported                             $72,897     $68,539     $51,329
              Pro forma                               $70,718     $67,605     $48,812
         Earnings per share of common stock:
              As reported:
                   Basic                                $1.78       $1.70      $1.28
                   Assuming dilution                    $1.76       $1.69      $1.27
              Pro forma:
                   Basic                                $1.73       $1.67      $1.21
                   Assuming dilution                    $1.71       $1.67      $1.21

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995, respectively: dividend yield of 6.4%, 8.2% and 8%; expected stock price volatility of 18.47%, 20.13% and 21.36%; risk-free interest rates of 5.65%, 5.59% and 6.52%; and an expected option term of seven years.

         A summary of the status of FFCA's stock option and incentive plan as of December 31, 1997, 1996 and 1995, and changes during the years then ended, is presented below:

                                                1997                     1996                    1995
                                       ---------------------    ---------------------    --------------------
                                                    Weighted                 Weighted                Weighted
                                                    Average                  Average                 Average
                                                    Exercise                 Exercise                Exercise
                                         Shares      Price        Shares      Price        Shares     Price
                                       ---------    --------    ---------    --------    ---------   --------
Outstanding, beginning of year         1,705,181    $  20.23    1,227,989    $  19.50         --         --
Granted                                  774,730    $  26.32      526,091    $  21.87    1,227,989   $  19.50
Exercised                                (32,166)   $  19.62      (48,899)   $  19.63         --         --
Cancellations                            (22,500)   $  24.38         --          --           --         --
                                       ---------                ---------                ---------
Outstanding, end of year               2,425,245    $  22.14    1,705,181    $  20.23    1,227,989   $  19.50
                                       =========                =========                =========

Options exercisable, end of year         956,071    $  20.07      400,181    $  19.64       20,489   $  19.75
Weighted average fair value of
    each option granted during year    $    2.88                $    2.05                $    1.78

         As of December 31, 1997, options outstanding under the plan had exercise prices ranging from $19.50 to $26.375 with a weighted average price of $22.06, and expiration dates ranging from May 2005 to May 2007 with a weighted average remaining term of 8 years.

(12)     RELATED PARTY TRANSACTIONS:
         ---------------------------

         In 1988, a partnership managed by an affiliate of FFCA provided financing for land purchased by FFCA from the partnership and for the construction of the corporate headquarters of FFCA (together, the FFCA Premises). The term of the mortgage loan on the FFCA Premises is ten years and provides for payments of interest only, at the rate of 10% per year, until May 2000, at which time the entire principal amount must be repaid to the partnership. The loan also provides for the payment of additional interest upon maturity based upon the increase, if any, in the value of the FFCA Premises, as defined in the loan agreement. Under certain circumstances, FFCA may be required to prepay the loan. The loan is secured by land and land improvements, the FFCA Premises and the guaranty of an affiliate. The FFCA Premises, including equipment, amounted to $10.5 million in 1997 and $9 million in 1996 (net of accumulated depreciation of $3.2 million in 1997 and $2.6 million in 1996) and is included in Other Assets in the accompanying financial statements.

         FFCA provides certain accounting, computer, investor and other administrative services to its affiliates under service agreements which provide for a monthly fee based upon the amount of services used by each affiliate. Fees for such services aggregated approximately $1.4 million in 1997, $1.6 million in 1996 and $760,000 in 1995.

(13)     FINANCIAL INSTRUMENTS:
         ----------------------

         The carrying value of FFCA's financial instruments approximates fair value, except for differences with respect to mortgage loans receivable, investment securities and long-term, fixed-rate debt (Notes Payable and Mortgage Payable to Affiliate). The fair value of a financial instrument is generally determined by reference to its quoted market price or, if quoted market prices are not available, to the market price of a financial instrument with similar characteristics.

         The fair value of FFCA's mortgage loans is estimated by discounting the future cash flows using the current interest rates for similar loans with similar maturities at December 31, 1997. The estimated fair values of the mortgage loans held for long-term investment and the mortgage loans held for sale exceeded their carrying amounts by $2.9 million and $5 million, respectively. Based on market prices of similar investments at December 31, 1997, the fair value of FFCA's long-term investment securities exceeded the carrying amount by $2.3 million. The fair value of FFCA's long-term, fixed rate debt exceeded the carrying amount by $9 million based on the level of interest rates prevailing at December 31, 1997.

         The fair value of FFCA's interest rate swap contracts is based on the theoretical cost to unwind or terminate the swap transactions. FFCA would have paid approximately $3.7 million if it had terminated its interest rate swap contracts at December 31, 1997.

         The combined fair value differences of these financial instruments, is equivalent to an unrealized loss of $2.5 million; however, changes in the unrealized gains or losses on mortgage loans, the long-term investment securities, fixed-rate debt and the interest rate swap contracts do not result in the realization or expenditure of cash unless the investments are actually sold or the debt is retired.

(14)     EMPLOYEE SAVINGS PLANS:
         -----------------------

         The FFCA 401K Plan (the Plan) was established as a savings plan for FFCA's employees who have been employed by FFCA for a minimum of six months. The Plan allows employees to make their own contributions through payroll deductions. FFCA matches participating employees' contributions up to six percent of the participating employees' salaries. Employer matching contributions are made in FFCA stock, which is purchased by the Plan on the open market, and are subject to years-of-service vesting requirements. Employer contributions totaled $256,000 in 1997, $213,000 in 1996 and $169,000 in 1995.

         In 1997, FFCA established an employee stock purchase plan. Under the plan, employees can purchase stock through payroll deductions at a price equal to 85% of the fair market value of the stock, as defined in the agreement. Employee purchases are limited to 10% of their salary each year and were not significant in 1997.

(15)     COMMITMENTS:
         ------------

         In the normal course of business, FFCA makes commitments to extend credit to meet the financing needs of its clients in the chain restaurant industry as well as the convenience store and automotive service and parts industries. FFCA evaluates each client's credit and, based on management's evaluation of the client and the proposed property site, determines the amount of credit to be extended and collateral obtained. The commitments generally have fixed expiration dates or other termination clauses and require payment of a fee by the client. At December 31, 1997, FFCA's outstanding commitments to extend credit aggregated approximately $500 million.

(16)     ADDITIONAL FINANCIAL INFORMATION:
         ---------------------------------

         Additional information with respect to cash flows follows (amounts in thousands):

                                                                         1997       1996       1995
                                                                       -------    -------    -------
         Mortgage loans obtained as part of property sale
             proceeds, net of deferred gain                            $   997    $   825    $ 5,542
         Acquisition of property and equipment through
             foreclosure                                                     -      1,245          -
         Investment in securities resulting from securitization         11,303     30,763          -
         Mortgage loans received from affiliate                         46,910          -          -
         Interest paid                                                  32,296     23,692     12,802
         Taxes paid/(refunds received)                                     119         27       (816)

(17)     QUARTERLY FINANCIAL INFORMATION (Unaudited):
         --------------------------------------------

                                                                  Quarter Ended
                                           -----------------------------------------------------------
                                           March 31,        June 30,     September 30,    December 31,
                                           ---------        --------     -------------    ------------
                                                  (amounts in thousands, except per share data)
1997
----
Revenues                                     $32,775         $34,648           $32,861         $34,704
Net income                                    18,215          21,570            16,457          16,655
Net income per share,
    assuming dilution                           0.44            0.53              0.40            0.40
Dividends per share                          $  0.45         $  0.45           $  0.45         $   .47
Weighted average shares                       40,977          40,973            41,247          42,121

1996
----
Revenues                                     $29,667         $31,208           $29,061         $31,230
Net income                                    13,777          21,894            15,831          17,037
Net income per share,
    assuming dilution                           0.34            0.54              0.39            0.42
Dividends per share                          $  0.45         $  0.45           $  0.45         $  0.45
Weighted average shares                       40,425          40,486            40,683          40,865

                                                                    SCHEDULE III
                                                                     Page 1 of 2

                    FRANCHISE FINANCE CORPORATION OF AMERICA
                    ----------------------------------------
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
              ----------------------------------------------------
                             AS OF DECEMBER 31, 1997
                             -----------------------

                                    Initial Cost to Company and
                                 Gross Amount at December 31, 1997             Accumulated Depreciation
                            --------------------------------------------   --------------------------------

                 No. of
U.S. Region    Properties     Land      Buildings   Equipment    Total     Buildings   Equipment    Total
-----------    ----------   --------    ---------   ---------   --------   ---------   ---------   --------

Mideast              183    $ 53,094    $ 81,407    $    912    $135,413   $ 15,389    $    912    $ 16,301
Northeast            102      27,247      42,591         765      70,603      7,152         763       7,915
E.N. Central         208      46,471      88,956       4,771     140,198     26,289       4,680      30,969
W.N. Central         149      28,055      47,860       3,418      79,333     15,738       3,324      19,062
Southeast            379      92,930     133,566       5,402     231,898     43,299       5,389      48,688
Southwest            231      62,312      82,472       5,445     150,229     22,924       5,436      28,360
Mountain              94      30,048      37,967       1,886      69,901     10,085       1,887      11,972
Pacific              131      42,480      30,810         440      73,730     11,556         440      11,996
                --------    --------    --------    --------    --------   --------    --------    --------

TOTAL              1,477    $382,637    $545,629    $ 23,039    $951,305   $152,432    $ 22,831    $175,263
                ========    ========    ========    ========    ========   ========    ========    ========

                                                                    SCHEDULE III
                                                                     Page 2 of 2

                    FRANCHISE FINANCE CORPORATION OF AMERICA
                    ----------------------------------------
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
              ----------------------------------------------------
                             AS OF DECEMBER 31, 1997
                             -----------------------
                             (Amounts in thousands)

NOTES:
     (1)  The properties consist of restaurant properties.
     (2)  There are no encumbrances on properties.
     (3) The aggregate cost for Federal income tax purposes is approximately $990 million.
     (4) Depreciation is computed over the estimated useful life of 24 to 30 years for the buildings and improvements and 7 to 8 years for the equipment.
     (5) Transactions in real estate and equipment and accumulated depreciation during 1997, 1996, and 1995 are summarized as follows:

                                                                    Accumulated
                                                         Cost       Depreciation
                                                      ---------     ------------
Balance, December 31, 1994                            $ 681,125      $ 169,569

      Acquisitions                                      143,262           --
      Cost of real estate sold                          (17,992)        (4,952)
      Cost of equipment sold                             (8,400)        (7,851)
      Impairment loss                                    (3,415)          --
      Depreciation expense                                 --           19,466
                                                      ---------      ---------

Balance, December 31, 1995                              794,580        176,232

      Acquisitions                                      128,713           --
      Cost of real estate sold                          (42,447)       (12,705)
      Cost of equipment sold                            (10,591)       (10,122)
      Foreclosed property                                 1,245           --
      Impairment loss                                    (3,285)          --
      Depreciation expense                                 --           19,536
                                                      ---------      ---------

Balance, December 31, 1996                              868,215        172,941

      Acquisitions                                      140,218           --
      Cost of real estate sold                          (31,321)        (9,531)
      Cost of equipment sold                             (8,059)        (8,016)
      Construction in progress transferred to
            mortgage loans held for sale                (15,819)          --
      Impairment loss                                    (1,929)          --
      Depreciation expense                                 --           19,869
                                                      ---------      ---------

Balance, December 31, 1997                            $ 951,305      $ 175,263
                                                      =========      =========

                                                                     SCHEDULE IV
                                                                     Page 1 of 2

                    FRANCHISE FINANCE CORPORATION OF AMERICA
                    ----------------------------------------
                    SCHEDULE OF MORTGAGE LOANS ON REAL ESTATE
                    -----------------------------------------
                             AS OF DECEMBER 31, 1997
                             -----------------------

                                        No. of
                                       Financed         Interest          Maturity Date
U.S. Region    Original Loan Amount   Properties       Rate Range             Range
-----------    --------------------   ----------    ---------------   ---------------------
Southeast            under $500,000       28         10.25% - 13.5%   Jun. 2001 - Jan. 2005
                $501,000-$1,000,000        2          10.0% - 10.5%   Jul. 2002 - Aug. 2014
                    over $1,000,000        1                  9.95%               Jan. 2010




Mideast              under $500,000        5          11.0% - 12.5%   Aug. 1999 - Mar. 2003
                $501,000-$1,000,000        1                  10.5%               Jan. 2006
                    over $1,000,000        1                  10.0%               Oct. 1999




Northeast            under $500,000       23         11.25% - 11.5%   Apr. 2003 - Apr. 2004
                    over $1,000,000        3                  11.5%   Sep. 2015 - Nov. 2015




E.N. Central         under $500,000        4          11.0% - 12.5%   Sep. 1999 - Oct. 2002
                $501,000-$1,000,000       10         11.25% - 15.0%   Dec. 2001 - May  2015
                    over $1,000,000        1                  10.5%               Sep. 2015




W.N. Central         under $500,000       17         10.0% - 11.25%   Oct. 1999 - Oct. 2002
                $501,000-$1,000,000        7          10.5% - 13.5%   Jul. 2002 - Dec. 2008




Southwest            under $500,000       19         10.25% - 12.5%   Jun. 1999 - Jun. 2016
                $501,000-$1,000,000        1                  11.5%               Apr. 2015




Mountain             under $500,000       10        10.25% - 11.29%   Feb. 2000 - Jan. 2004
                $501,000-$1,000,000        4         10.75% - 14.5%   Mar. 2001 - Feb. 2011




Pacific              under $500,000        1                  11.0%               Jan. 2004
                $501,000-$1,000,000        1                  11.5%               Oct. 2002

                  Face      Carrying           Principal Amount
                Amount of   Amount of         of Loans Subject to
U.S. Region     Mortgages   Mortgages   Delinquent Principal or Interest
-----------     ---------   ---------   --------------------------------
Southeast        $  4,918    $  3,314               $   -
                      936         835                   -
                    4,000       4,000                   -
                 --------    --------               -------
                    9,854       8,149                   -
                 --------    --------               -------

Mideast             1,112         480                   -
                      750         395                   -
                    1,290         640                   -
                 --------    --------               -------
                    3,152       1,515                   -
                 --------    --------               -------

Northeast           4,392       2,171                 1,980
                    4,126       2,334                 2,334
                 --------    --------               -------
                    8,518       4,505                 4,314
                 --------    --------               -------

E.N. Central        1,175         526                   -
                    7,152       6,442                   -
                    1,600       1,475                   -
                 --------    --------               -------
                    9,927       8,443                   -
                 --------    --------               -------

W.N. Central        1,523         703                   -
                    4,711       3,567                   -
                 --------    --------               -------
                    6,234       4,270                   -
                 --------    --------               -------

Southwest           3,803       3,038                   -
                      500         480                   -
                 --------    --------               -------
                    4,303       3,518                   -
                 --------    --------               -------

Mountain            3,305       2,500                   206
                    2,484       1,605                   -
                 --------    --------               -------
                    5,789       4,105                   206
                 --------    --------               -------

Pacific               214         214                   -
                      549         465                   -
                 --------    --------               -------
                      763         679                   -
                 --------    --------               -------

    TOTAL        $ 48,540    $ 35,184               $ 4,520
                 ========    ========               =======

                                                                     SCHEDULE IV
                                                                     Page 2 of 2

                    FRANCHISE FINANCE CORPORATION OF AMERICA
                    ----------------------------------------
                    SCHEDULE OF MORTGAGE LOANS ON REAL ESTATE
                    -----------------------------------------
                             AS OF DECEMBER 31, 1997
                             -----------------------
                             (Amounts in thousands)

NOTES:
     (1) Generally, loans are first mortgages for restaurant land, buildings and/or equipment.
     (2)  Principal and interest are payable at level amounts to maturity.
     (3) For mortgages where the land is under a ground lease, there are generally no provisions for prepayment of the mortgage loans in whole or in part, except upon sale of the related property.
     (4)  There are no prior liens.
     (5) The aggregate cost for Federal income tax purposes is approximately $40 million.
     (6) Transactions in mortgage loans on real estate during 1997, 1996 and 1995 are summarized as follows:

Balance, December 31, 1994                                   $  65,980
      Additions during period:
          New mortgage loans                                   141,789
          Deferred gain, net of gain recognized                 (2,715)
          Unamortized loan fees, net of amortization            (1,229)
      Deductions during period:
          Collections of principal                              (3,382)
          Mortgage loan payoffs                                   (957)
                                                             ---------

Balance, December 31, 1995                                     199,486
      Additions during period:
          New mortgage loans                                    50,592
          Recognition of deferred gain, net of additional
               deferred gains in 1996                            5,145
          Net loan fees recognized                               1,490
      Deductions during period:
          Collections of principal                              (4,867)
          Mortgage loan payoffs                               (190,769)
          Reserve for mortgage loan losses                      (1,400)
          Foreclosures                                          (1,869)
                                                             ---------

Balance, December 31, 1996                                      57,808

      Additions during period:
          New mortgage loans                                     6,760
          Deferred gain, net of gain recognized                   (192)
          Unamortized loan fees, net of amortization              (496)
      Deductions during period:
          Collections of principal                              (3,217)
          Mortgage loan payoffs                                (24,265)
          Reserve for mortgage loan losses                      (1,214)
                                                             ---------

Balance, December 31, 1997                                   $  35,184
                                                             =========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                          ----------------------------

                                  Exhibit Index
                          ----------------------------

The following is a complete list of exhibits filed as part of this Form 10-K. For electronic filing purposes only, this report contains Exhibits 27.1 through 27.5, the Financial Data Schedules. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.                          Description
-----------                          -----------

3.01              Amended and Restated Bylaws of the Company (1)

3.02 Second Amended and Restated Certificate of Incorporation of Franchise Finance Corporation of America (2)

4.01 Indenture dated as of November 21, 1995 relating to the 7% Senior Notes due 2000 and the 7 7/8% Senior Notes due 2005 (3)

4.02              Specimen of Common Stock Certificate (1)

10.01 Acquisition, Construction and Term Loan Agreement, dated as of December 29, 1988, by and between Franchise Finance Corporation of America and Scottsdale Land Trust Limited Partnership (1)

10.02 Promissory Note dated December 29, 1988, executed by Franchise Finance Corporation of America in favor of Scottsdale Land Trust Limited Partnership in the principal amount of $8,500,000 (1)

10.03 1995 Stock Option and Incentive Plan of Franchise Finance Corporation of America (4)

10.04 Revolving Loan Agreement dated as of September 1, 1996, by and between Franchise Finance Corporation of America and FFCA Mortgage Corporation (5)

10.05 Equipment Revolving Loan Agreement dated as of September 1, 1996, by and between Franchise Finance Corporation of America and FFCA Mortgage Corporation (5)

10.06 Guaranty of Franchise Finance Corporation of America, with exhibits, dated December 31, 1996 with respect to the ISDA Master Agreement and Schedule dated December 31, 1996 by and between Franchise Finance Corporation of America and FFCA Mortgage Corporation (12)

10.07             Credit  Agreement  dated  January  27,  1998  among  Franchise
                  Finance   Corporation   of   America,   Certain   Lenders  and
                  NationsBank of Texas, N.A. (11)

10.08 Stock Purchase Agreement between Franchise Finance Corporation of America and Colony Investors III, L.P. dated February 13, 1998*

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

99.08 Second Amendment to Credit Agreement dated June 24, 1996 among Franchise Finance Corporation of America, Certain Lenders and NationsBank of Texas, N.A. as Administrative Lender (7)

99.09 Third Amendment to Credit Agreement dated December 27, 1996 among Franchise Finance Corporation of America, Certain
                  Lenders and NationsBank of Texas, N.A. as Administrative Lender (12)

99.10 Amended and Restated Credit Agreement among Franchise Finance Corporation of America, Certain Lenders, NationsBank of Texas, N.A. as Administrative Agent, and Co-Agents, dated April 15, 1997 (2)

99.11 $45,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of NationsBank of Texas, N.A., dated April 15, 1997 (2)

99.12             $40,000,000  Promissory  Note,  executed by Franchise  Finance
                  Corporation of America, payable to the order of Bank of Montreal, Chicago Branch, dated April 15, 1997 (2)

99.13 $40,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of The Long-Term Credit Bank of Japan, Ltd., dated April 15, 1997 (2)

99.14 $40,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of Commerzbank Aktiengesellschaft, Los Angeles Branch, dated April 15, 1997
                  (2)

99.15 $40,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of Union Bank of Switzerland (New York Branch), dated April 15, 1997 (2)

99.16 $27,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of Cooperatieve Centtale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland," New York Branch, dated April 15, 1997 (2)

99.17 $25,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of Dresdner Bank AG, Los Angeles Branch, dated April 15, 1997 (2)

99.18 $25,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of AmSouth Bank of Alabama, dated April 15, 1997 (2)

99.19 $20,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of The Industrial Bank of Japan, dated April 15, 1997 (2)

99.20 $20,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of Bank Hapoalim B.M., San Francisco Branch, dated April 15, 1997 (2)

99.21 $15,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of Signet Bank, dated April 15, 1997 (2)

99.22 $13,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of Norwest Bank Arizona, National Association, dated April 15, 1997 (2)

99.23 $175,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of NationsBank of Texas, N.A., dated April 15, 1997 (2)

99.24 $175,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of Bank of Montreal, Chicago Branch, dated April 15, 1997 (2)

99.25 $175,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of The Long-Term Credit Bank of Japan, Ltd., dated April 15, 1997 (2)

99.26 $175,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of Commerzbank Aktiengesellschaft, Los Angeles Branch, dated April 15, 1997
                  (2)

99.27 $175,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of Union Bank of Switzerland (New York Branch), dated April 15, 1997 (2)

99.28 $175,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland," New York Branch, dated April 15, 1997 (2)

99.29 $175,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of Dresdner Bank AG, Los Angeles Branch, dated April 15, 1997 (2)

99.30 $175,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of AmSouth Bank of Alabama, dated April 15, 1997 (2)

99.31 $175,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of The Industrial Bank of Japan, dated April 15, 1997 (2)

99.32 $175,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order of Bank Hapoalim B.M., San Francisco Branch, dated April 15, 1997 (2)

99.33 $175,000,000 Promissory Note, executed by Franchise Finance Corporation of America, payable to the order Signet Bank, dated April 15, 1997 (2)

99.34 $175,000,000 Promissory Note, executed by Franchise Finance Corporation of America, a, payable to the order of Norwest Bank Arizona, National Association, dated April 15, 1997 (2)

99.35 Guaranty Agreement, dated as of April 15, 1997, by FFCA Acquisition Corporation, FFCA Institutional Advisors, Inc. and FFCA Mortgage Corporation, guaranteeing the obligations of Franchise Finance Corporation of America under the Amended and Restated Credit Agreement among Franchise Finance Corporation of America, Certain Lenders, NationsBank of Texas, N.A. as Administrative Agent, and Co-Agents, dated April 15, 1997 (2)

99.36 Subordination Agreement, dated as of April 15, 1997, by FFCA Acquisition Corporation (2)

99.37 Subordination Agreement, dated as of April 15, 1997, by FFCA Institutional Advisors (2)

99.38 Subordination Agreement, dated as of April 15, 1997, by FFCA Mortgage Corporation (2)

99.39 Purchase agreement dated June 8, 1997 between FFCA Secured Lending Corporation, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Smith Barney Inc., as initial purchasers of $232,071,000 aggregate principal amount of Secured Franchise Loan Certificates, Series 1997-1, Class IO, Class A-1a, Class A-1b, Class A-2a, Class A-2b, Class B-1, Class B-2, Class C-1, Class C-2, Class D-1, Class D-2, Class E-1 and Class E-2 (9)

99.40 Second Amended and Restated Credit Agreement dated December 29, 1997 among Franchise Finance Corporation of America, Certain Lenders and NationsBank of Texas, N.A. (10)

---------------
*Filed herewith.
(1) Incorporated by reference from the Registrant's Registration Statement on Form S-4 and amendments thereto, registration number 33-65302, as filed with the Securities and Exchange Commission.
(2) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997, as filed with the Securities and Exchange Commission.
(3) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated November 24, 1995, as filed with the Securities and Exchange Commission.
(4) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the Securities and Exchange Commission.
(5) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated September 1, 1996, as filed with the Securities and Exchange Commission.
(6) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated January 25, 1996, as flied with the Securities and Exchange Commission.
(7) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996, as filed with the Securities and Exchange Commission.
(8) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996, as filed with the Securities and Exchange Commission.
(9) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997, as filed with the Securities and Exchange Commission.
(10) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated December 29, 1997, as filed with the Securities and Exchange Commission.
(11) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated January 27, 1998, as filed with the Securities and Exchange Commission.
(12) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission.