Form 10-Q
period 1998-03-31
FRANCHISE FINANCE CORP OF AMERICA
filed 1998-05-14
CIK 908527

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     March 31, 1998
                                    --------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                                    -------------------    ---------------------

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

                              The Perimeter Center
                           17207 North Perimeter Drive
                            Scottsdale, Arizona 85255
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

Registrants' telephone number including area code           (602) 585-4500
                                                     ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X   No
                                   -----    -----

Number of shares outstanding of each of the issuer's classes of common stock as of May 5, 1998:

              Common Stock, $0.01 par value               48,834,842
             -------------------------------          ------------------
                          Class                        Number of Shares

PART 1 - FINANCIAL INFORMATION
    Item l.  Financial Statements.
    -------  ---------------------

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                CONSOLIDATED BALANCE SHEETS - MARCH 31, 1998 AND
                     DECEMBER 31, 1997 (Amounts in thousands
                               except share data)
                                   (Unaudited)

                                                                       March 31,     December 31,
                                                                         1998            1997
                                                                     ------------    ------------
                                             ASSETS
                                             ------
Investments:
    Investments in Real Estate, at cost:
       Land                                                          $    398,513    $    382,637
       Buildings and Improvements                                         570,410         545,629
       Equipment                                                           21,990          23,039
                                                                     ------------    ------------
                                                                          990,913         951,305
       Less-Accumulated Depreciation                                      177,966         175,263
                                                                     ------------    ------------
           Net Real Estate Investments                                    812,947         776,042

    Mortgage Loans Held for Sale                                          395,023         251,622
    Mortgage Loans Receivable, net of allowances
       of $2,600 in 1998 and 1997                                          25,627          35,184
    Real Estate Investment Securities                                      54,560          55,185
    Other Investments                                                      28,064          27,118
                                                                     ------------    ------------
           Total Investments                                            1,316,221       1,145,151

Cash and Cash Equivalents                                                   2,916           7,130
Accounts Receivable, net of allowances
    of $1,900 in 1998 and 1997                                              9,118           7,581
Other Assets                                                               19,289          19,336
                                                                     ------------    ------------

           Total Assets                                              $  1,347,544    $  1,179,198
                                                                     ============    ============

                              LIABILITIES AND SHAREHOLDERS' EQUITY
                              ------------------------------------

Liabilities:
    Dividends Payable                                                $     22,506    $     19,640
    Notes Payable (Note 2)                                                326,423         309,360
    Borrowings Under Line of Credit                                       289,000         302,000
    Mortgage Payable to Affiliate                                           8,500           8,500
    Accrued Expenses and Other                                             21,587          16,702
                                                                     ------------    ------------

           Total Liabilities                                              668,016         656,202
                                                                     ------------    ------------

Shareholders' Equity:
    Preferred Stock, par value $.01 per share, 10 million shares
       authorized, none issued or outstanding                                --              --
    Common Stock, par value $.01 per share, authorized 200 million shares, issued and outstanding 47,885,525 shares in 1998
       and 41,787,543 shares in 1997                                          479             418
    Capital in Excess of Par Value                                        743,459         583,056
    Cumulative Net Income                                                 220,680         202,106
    Cumulative Dividends                                                 (285,090)       (262,584)
                                                                     ------------    ------------

           Total Shareholders' Equity                                     679,528         522,996
                                                                     ------------    ------------

           Total Liabilities and Shareholders' Equity                $  1,347,544    $  1,179,198
                                                                     ============    ============

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                  (Amounts in thousands except per share data)
                                   (Unaudited)


                                                                 1998       1997
                                                               --------   --------

REVENUES:
      Rental                                                   $ 26,868   $ 24,383
      Mortgage Loan Interest                                      8,872      1,530
      Investment Income and Other                                 3,650      2,579
      Interest (Related Party)                                     --        4,283
                                                               --------   --------

                                                                 39,390     32,775
                                                               --------   --------

EXPENSES:
      Depreciation and Amortization                               5,483      5,160
      Operating, General and Administrative                       3,379      2,551
      Property Costs                                                296        521
      Interest                                                   11,510      8,363
      Interest (Related Party)                                      250        246
                                                               --------   --------

                                                                 20,918     16,841
                                                               --------   --------

Income Before Gain on Sale of Property and Other Costs           18,472     15,934

Gain on Sale of Property                                            102      3,309
Equity in Net Loss of Affiliate                                    --       (1,028)
                                                               --------   --------

Net Income                                                     $ 18,574   $ 18,215
                                                               ========   ========


Basic Net Income Per Share                                     $    .43   $    .45
                                                               ========   ========
Diluted Net Income Per Share (Note 3)                          $    .42   $    .44
                                                               ========   ========



Number of Common Shares Used in Basic Net Income Per Share       43,588     40,596
Incremental Shares from Assumed Conversion of Options               472        381
                                                               --------   --------
Number of Common Shares Used in Diluted Net Income Per Share     44,060     40,977
                                                               ========   ========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                             (Amounts in thousands)
                                   (Unaudited)


                                    Common Stock Issued    Capital in
                                   ---------------------   Excess of    Cumulative   Cumulative
                                    Shares       Amount    Par Value    Net Income   Dividends       Total
                                   ---------   ---------   ----------   ----------   ----------    ---------

BALANCE, December 31, 1997            41,788   $     418   $  583,056   $  202,106   $ (262,584)   $ 522,996

    Capital contributions -
      Issuance of common stock         6,043          60      158,901         --           --        158,961
      Dividend reinvestment plan          55           1        1,496         --           --          1,497

    Exercise of stock options           --          --              6         --           --              6

    Net income                          --          --           --         18,574         --         18,574

    Dividends declared -
      $.47 per share                    --          --           --           --        (22,506)     (22,506)
                                   ---------   ---------   ----------   ----------   ----------    ---------

BALANCE, March 31, 1998               47,886   $     479   $  743,459   $  220,680   $ (285,090)   $ 679,528
                                   =========   =========   ==========   ==========   ==========    =========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                             (Amounts in thousands)
                                   (Unaudited)


                                                                  1998         1997
                                                               ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $  18,574    $  18,215
   Adjustments to net income:
       Depreciation and amortization                               5,483        5,160
       Gain on sale of property                                     (102)      (3,309)
       Equity in net loss of affiliate                              --          1,028
       Other                                                       3,494        5,736
                                                               ---------    ---------

          Net cash provided by operating activities               27,449       26,830
                                                               ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property                                       (46,089)      (4,109)
   Investment in mortgage loans                                 (135,390)    (110,611)
   Investment in notes receivable                                 (5,983)      (3,650)
   Investment in related party notes receivable                     --        (19,143)
   Proceeds from sale of property                                  3,301        9,085
   Receipt of mortgage loan and note payoffs                       4,504         --
   Collection of mortgage loan principal                           2,424          787
   Collection of investment security principal                       746          361
                                                               ---------    ---------

          Net cash used in investing activities                 (176,487)    (127,280)
                                                               ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                (19,640)     (18,254)
   Proceeds from issuance of common stock                        160,464        1,814
   Proceeds from bank borrowings                                 123,000      131,500
   Proceeds from issuance of notes                                17,000       50,000
   Payment of bank borrowings and loan fees                     (136,000)     (70,300)
                                                               ---------    ---------

          Net cash provided by financing activities              144,824       94,760
                                                               ---------    ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (4,214)      (5,690)

CASH AND CASH EQUIVALENTS, beginning of period                     7,130       11,350
                                                               ---------    ---------

CASH AND CASH EQUIVALENTS, end of period                       $   2,916    $   5,660
                                                               =========    =========


Supplemental Disclosure of Noncash Activities:
   Mortgage loan obtained as part of property sale proceeds,
       net of deferred gain                                    $   1,447    $    --
                                                               =========    =========

                    FRANCHISE FINANCE CORPORATION OF AMERICA
                    ----------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                 MARCH 31, 1998
                                 --------------



(1)      DERIVATIVE FINANCIAL INSTRUMENTS:
         --------------------------------

         FFCA intends to use derivative financial instruments to manage interest rate exposures which exist as a part of its ongoing business operations. The portfolio of fixed-rate mortgage loans held for sale through securitization is funded on an interim basis by FFCA's variable rate bank credit facility. In such circumstances, FFCA hedges against fluctuations in interest rates that could adversely affect the value of the mortgage loans to be sold. At March 31, 1998, FFCA had interest rate swap contracts outstanding with a total notional amount of $209 million. FFCA intends to terminate these contracts upon securitization of the fixed-rate mortgage loans in May 1998, at which time both the gain or loss on the securitization of the fixed-rate mortgage loans and the gain or loss on the termination of the interest rate swap contracts will be measured and recognized in the statement of operations. FFCA had no outstanding liabilities under these contracts at March 31, 1998 and, based on the level of interest rates prevailing, FFCA would have paid approximately $4 million if it had terminated these swap contracts at March 31, 1998.

(2)      NOTES PAYABLE:
         -------------

         In January 1998, FFCA issued $17 million in unsecured notes due in 2007, bearing interest at a rate of 6.86%. Subsequent to March 31, 1998, FFCA issued $30.5 million in unsecured notes due in 2008, bearing interest at a rate of 7.07%. Interest on the notes is payable semi-annually in arrears on each May 30 and November 30 with principal due at maturity.

(3)      EARNINGS PER SHARE:
         ------------------

         Earnings per share amounts for 1997 have been restated to conform with 1998's presentation as required by Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings Per Share". Stock options to purchase 157,922 shares of common stock at $27.625 per share were outstanding during the quarter ended March 31, 1998, but were not included in the computation of diluted earnings per share, because the options' exercise price was greater than the average market price of the common shares.

         Subsequent to March 31, 1998, FFCA issued 892,857 shares of common stock resulting in net proceeds of approximately $23.7 million.

Part I -- Financial Information
-------------------------------

Item 2.   Management's Discussion and Analysis of
          ---------------------------------------
          Financial Condition and Results of Operations
          ---------------------------------------------

General
-------

Franchise Finance Corporation of America ("FFCA") is a self-administered real estate investment trust ("REIT") which primarily provides real estate financing to the chain restaurant industry, as well as to the convenience store and automotive services and parts industries through various financial products, including  sale-leaseback  transactions,  mortgage  loans,  equipment  loans and construction financing. At March 31, 1998, FFCA had interests in 2,760 properties consisting of investments in 2,382 chain restaurants properties, 335 convenience stores, 33 automotive service and parts stores and 10 other retail properties. FFCA's portfolio included 2,137 chain store properties represented by investments in real estate and mortgage loans and 623 properties represented by securitized mortgage loans in which FFCA holds a residual interest.

Liquidity and Capital Resources
-------------------------------

During the first quarter of 1998, FFCA originated $185.5 million in new sale-leaseback and mortgage loan investments, representing $96.3 million in chain restaurant properties, $83 million in convenience stores and $6.2 million in automotive services and parts stores. The overall increase in new investments from $136 million for the comparable quarter in 1997 reflects the impact of FFCA's expansion into the convenience store and automotive services and parts industries. FFCA also expanded outside of the United States with three restaurant investments in Canada. At March 31, 1998, FFCA's portfolio represents over 2,700 locations in 48 states and Canada, approximately 290 of which were financed in the first quarter of 1998. In addition to this geographic diversification, the portfolio is also represented by more than 400 different operators in approximately 50 retail chains.

FFCA's investments in chain store properties are funded initially by cash generated from operations and draws on FFCA's revolving credit facility. The loan facility is used as a warehousing line until a sufficiently large and diverse pool of mortgage loans is accumulated to warrant the sale of loans through a securitization transaction. At March 31, 1998, FFCA had $395 million in fixed and floating rate mortgage loans held for sale of which approximately $335 million will be securitized in a transaction in May 1998. From the time the fixed rate mortgage loans are originated until the time they are sold through a securitization transaction, FFCA hedges against fluctuations in interest rates through the use of derivative financial instruments. At March 31, 1998, FFCA had outstanding interest rate swap contracts aggregating $209 million in notional amount. FFCA had no outstanding liabilities under these contracts at March 31, 1998 and, based on the level of interest rates prevailing, FFCA would have paid approximately $4 million if it had terminated the swap contracts at March 31, 1998.

FFCA's revolving credit facility is also used as a warehousing line for properties pending the issuance of additional debt or equity securities. In January 1998, FFCA issued $17 million in unsecured notes due in 2007 bearing interest at a rate of 6.86%. In April 1998, FFCA issued $30.5 million in unsecured notes due in 2008 bearing interest at a rate of 7.07%. In addition, FFCA demonstrated its ability to access the capital markets by entering into various equity transactions during the quarter. FFCA raised a total of $59 million in equity through the sale of 2.2 million shares of common stock to two separate unit investment trusts in February 1998. In March 1998, FFCA sold approximately 3.8 million shares of common stock to an affiliate of Colony Capital, Inc. (Colony), a Los Angeles based real estate-related investment firm. In the transaction, Colony made a $100 million equity investment in newly-issued shares of FFCA common stock and has warrants to purchase an additional 1,476,908 shares. This equity issuance makes Colony the largest shareholder of FFCA and adds to FFCA's financial flexibility and capabilities.

Rental and mortgage interest revenue generated by FFCA's investments in restaurant properties has, and will continue to, comprise the majority of the cash generated from operations. Operations during the three-month period provided net cash of $27.4 million as compared to $26.8 million in 1997 with the increase primarily due to increased revenues because of the growth in the size of the portfolio. Cash generated from operations provides distributions to the shareholders in the form of quarterly dividends. This cash also may be used on an interim basis to fund new investments in properties or to pay down debt.

FFCA's primary source of interim funding for new investments continues to be its $350 million unsecured acquisition loan facility. In January 1998, FFCA entered into a separate $100 million acquisition loan facility with a bank (with substantially the same terms and conditions as the $350 million acquisition loan facility), which expires upon receipt of the cash proceeds from the securitization transaction scheduled for mid-May 1998. In addition, FFCA and the participating banks amended certain covenants under the acquisition loan facility to accommodate the securitization transaction.

At March 31, 1998, FFCA had cash and cash equivalents of $2.9 million and $161 million available on its bank lines of credit. FFCA's anticipated investments include commitments totaling approximately $400 million at March 31, 1998. These commitments were made to several large operators who operated chain restaurants such as of Burger King, Arby's and Applebee's, and to operators of automotive service and parts stores such as Econo Lube, Checker Auto and Valvoline, to acquire or finance (subject to FFCA's customary underwriting procedures) approximately 385 chain store properties over the next year. FFCA anticipates funding these specific commitments, and other investments in chain store properties, through amounts available on its revolving credit facilities, issuance of additional unsecured debt, issuance of mortgage-backed securities through securitization or issuance of additional equity securities of FFCA.

FFCA has a dividend reinvestment plan that allows shareholders to acquire additional shares of FFCA stock by automatically reinvesting their quarterly dividends. As of March 31, 1998, shareholders owning approximately 7.25% of the outstanding shares of FFCA common stock participate in the dividend reinvestment plan and dividends reinvested during the quarter ended March 31, 1998 totaled approximately $1.5 million. FFCA declared a first quarter 1998 dividend of $0.47 per share, or $1.88 per share on an annualized basis, payable on May 20, 1998 to shareholders of record on May 8, 1998. Management anticipates that cash generated from operations will be sufficient to meet operating requirements and provide the level of shareholder dividends required to maintain FFCA's status as a REIT.

Results of Operations
---------------------

FFCA had income of $18.5 million before gain on the sale of property and other costs for the quarter ended March 31, 1998 (the quarter) as compared to $15.9 million for the comparable quarter of 1997, representing an increase of 16%. Net income of $18.6 million ($.42 per share assuming dilution) for the first quarter of 1998 included gains on the sale of property aggregating $102,000. The comparable quarter in 1997 resulted in net income of $18.2 million ($.44 per share assuming dilution) for the quarter ended March 31, 1997 which included gains of $3.3 million, partially offset by FFCA's equity in the loss of its affiliate.

Total revenues rose 20% to $39.4 million during the quarter from $32.8 million in the comparable quarter of 1997 primarily due to the growth of FFCA's investment portfolio. In 1998, 90% of FFCA's total revenues were derived from chain restaurant investments, 7% from convenience store investments and the remaining 3% related to other investments. FFCA's primary source of revenues continues to be rental revenues generated by its portfolio of restaurant properties leased to restaurant operators on a triple-net basis. Over one-third of the increase in total revenues during 1998 related to increases in rental revenues due to new investments. New investments in property subject to operating leases totaled $46 million in 1998 as compared to $8.5 million in the first quarter of 1997. Weighted average base lease rates on new investments in 1998, as compared to 1997, remained unchanged at approximately 10%. Partially offsetting the revenue increases generated by new investments were decreases in rent related to properties sold and the expiration of original equipment leases. Generally, the leases in FFCA's portfolio also provide for contingent rentals based on a percentage of the gross sales of the related restaurants. Such contingent rentals totaled $1.3 million in the 1998 quarter as compared to $1.1 million in the comparable quarter in 1997.

Mortgage interest income generated by FFCA's loan portfolio totaled $8.9 million for the quarter ended March 31, 1998 as compared to $1.5 million for the quarter ended March 31, 1997 due to the increase in mortgage investments. Rates achieved on the loans originated during the first quarter of 1998 averaged 8.6% as compared to 8.8% achieved during the first quarter of 1997. The average interest rates on the bank credit facility used to fund these new loans reflected a corresponding decrease during these periods. Increases and decreases in mortgage interest income between quarters has been, and will continue to be, impacted by the amount of loans held for sale and the timing of the sale of these loans through securitization transactions. Although FFCA no longer receives mortgage interest income from the mortgages it sold during 1996 and 1997, it retains certain interests through the purchase of subordinated investment securities. These securities generate revenues that are included in "Investment Income and Other" in the accompanying financial statements and represent the majority of the increase in this income between years.

Expenses increased to $20.9 million during the quarter ended March 31, 1998 from $16.8 million in the comparable quarter of 1997 primarily due to an increase in interest expense. Interest expense rose $3.2 million due to the use of borrowings for investment in chain store properties. FFCA's outstanding borrowings averaged $640 million during the first quarter of 1998 as compared to $450 million during the first quarter of 1997. Operating, general and administrative expenses in the first quarter of 1998 increased by approximately $828,000 as compared to the same quarter in 1997. In 1997, FFCA recovered approximately $300,000 more in notes previously written off than it did in 1998. The increase is also attributable to the addition of personnel and other resources devoted to the expansion of FFCA's line of financial products.

During the quarter, FFCA sold 10 properties (as compared to 16 properties sold in the first quarter of 1997) and recorded net gains of $102,000 on these sales, as compared to net gains of $3.3 million recorded in the first quarter of 1997. Proceeds from the sale of property and mortgage payoffs during the quarter totaled $7.8 million, which were used to fund new investments.

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

         3.01 The Second Amended and Restated Bylaws of Franchise Finance Corporation of America


         (b) During the quarter covered by this report, FFCA filed the following reports on Form 8-K:

              Form 8-K dated December 29, 1997
                  Item 5. Other Events - On December 29, 1997, FFCA entered into a Second Amended and Restated Credit Agreement with NationsBank of Texas, N.A. and certain lenders which generally conforms to FFCA's asset securitization transactions and establishes a revolving line of credit through the year 2000.
                  Item 7. Financial Statements and Exhibits - Second Amended and Restated Credit Agreement dated as of December 29, 1997 among Franchise Finance Corporation of America, Certain Lenders and NationsBank of Texas, N.A.

              Form 8-K dated January 27, 1998
                  Item 5. Other Events - On January 27, 1998, FFCA entered into a Credit Agreement with NationsBank of Texas, N.A. for an amount of credit available of $100 million to finance

                  FFCA's ongoing working capital and general corporate requirements, including acquisitions to the extent permitted thereunder.
                  Item 7. Financial Statements and Exhibits - Credit Agreement dated as of January 27, 1998 among Franchise Finance Corporation of America, Certain Lenders and NationsBank of Texas, N.A.

              Form 8-K dated February 17, 1998
                  Item 5. Other Events - On February 17, 1998, FFCA issued a press release announcing that it signed a purchase agreement pursuant to which an affiliate of Colony Capital, Inc. (Colony) will acquire $100 million of FFCA's common stock in a private placement which is expected to close within the next 45 days. Colony will acquire approximately 8% of FFCA's outstanding common stock, will have warrants to purchase an additional 3% and will appoint Kelvin Davis, Colony's President and Chief Operating Officer, to be nominated to FFCA's Board of Directors.
                  Item 7. Financial Statements and Exhibits - Press release dated February 17, 1998, issued by FFCA announcing the signing of the purchase agreement pursuant to which an affiliate of Colony Capital, Inc. will acquire $100 million of FFCA's common stock in a private offering.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             FRANCHISE FINANCE CORPORATION OF AMERICA

Date:  May 11, 1998                By /s/ John Barravecchia
                                ------------------------------------------------
                                John Barravecchia, Executive Vice President,
                                Chief Financial Officer and Treasurer



Date: May 11, 1998                 By /s/ Catherine F. Long
                                ------------------------------------------------
                                Catherine F. Long, Senior Vice President Finance and Principal Accounting Officer

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
                                                                   Sequentially
Exhibit No.                   Description                          Numbered Page
-----------                   -----------                          -------------

3.01             The Second Amended and Restated Bylaws of
                 Franchise Finance Corporation of America