Form 10-Q
period 1998-06-30
FRANCHISE FINANCE CORP OF AMERICA
filed 1998-08-13
CIK 908527

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 1998
                                 -----------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

                             Commission file number
                                     1-13116

                    FRANCHISE FINANCE CORPORATION OF AMERICA
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                 86-0736091
--------------------------------------------------------------------------------
        State of Incorporation)                     (I.R.S. Employer
                                                  Identification Number)

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

                             Yes     X       No
                                   -----         -----

Number of shares outstanding of each of the issuer's classes of common stock as of August 7, 1998:

            Common Stock, $0.01 par value             48,893,445
         -----------------------------------     --------------------
                        Class                      Number of Shares

PART 1 - FINANCIAL INFORMATION
    Item l.  Financial Statements.
    ------   ---------------------

                    FRANCHISE FINANCE CORPORATION OF AMERICA

        CONSOLIDATED BALANCE SHEETS - JUNE 30, 1998 AND DECEMBER 31, 1997
                    (Amounts in thousands except share data)
                                   (Unaudited)

                                                                       June 30,     December 31,
                                                                         1998           1997
                                                                     -----------    ------------
                                             ASSETS
                                             ------
Investments:
    Investments in Real Estate, at cost:
       Land                                                          $   433,053    $   382,637
       Buildings and Improvements                                        652,603        545,629
       Equipment                                                          20,588         23,039
                                                                     -----------    -----------
                                                                       1,106,244        951,305
       Less-Accumulated Depreciation                                     180,189        175,263
                                                                     -----------    -----------
           Net Real Estate Investments                                   926,055        776,042

    Mortgage Loans Held for Sale (Note 2)                                167,836        251,622
    Mortgage Loans Receivable, net of allowances
       of $2,500 in 1998 and $2,600 in 1997                               46,298         35,184
    Real Estate Investment Securities                                     75,599         55,185
    Other Investments                                                     32,144         27,118
                                                                     -----------    -----------
           Total Investments                                           1,247,932      1,145,151

Cash and Cash Equivalents                                                  7,309          7,130
Accounts Receivable, net of allowances
    of $2,500 in 1998 and $1,900 in 1997                                   8,187          7,581
Other Assets                                                              21,846         19,336
                                                                     -----------    -----------

           Total Assets                                              $ 1,285,274    $ 1,179,198
                                                                     ===========    ===========

                             LIABILITIES AND SHAREHOLDERS' EQUITY
                             ------------------------------------
Liabilities:
    Dividends Payable                                                $    22,979    $    19,640
    Notes Payable (Note 4)                                               356,987        309,360
    Borrowings Under Line of Credit                                      168,000        302,000
    Mortgage Payable to Affiliate                                          8,500          8,500
    Accrued Expenses and Other                                            18,010         16,702
                                                                     -----------    -----------

           Total Liabilities                                             574,476        656,202
                                                                     -----------    -----------

Shareholders' Equity:
    Preferred Stock, par value $.01 per share, 10 million shares
       authorized, none issued or outstanding                               --             --
    Common Stock, par value $.01 per share, authorized 200 million shares, issued and outstanding 48,891,192 shares in 1998
       and 41,787,543 shares in 1997                                         489            418
    Capital in Excess of Par Value                                       769,761        583,056
    Cumulative Net Income                                                249,064        202,106
    Cumulative Dividends                                                (308,516)      (262,584)
                                                                     -----------    -----------

           Total Shareholders' Equity                                    710,798        522,996
                                                                     -----------    -----------

           Total Liabilities and Shareholders' Equity                $ 1,285,274    $ 1,179,198
                                                                     ===========    ===========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                  (Amounts in thousands except per share data)
                                   (Unaudited)

                                              Three Months     Three Months      Six Months       Six Months
                                                 Ended            Ended            Ended            Ended
                                                6/30/98          6/30/97          6/30/98          6/30/97
                                              ------------     ------------      ----------       ----------

REVENUES:
      Rental                                    $28,913          $24,838          $55,781          $49,221
      Mortgage Loan Interest                      6,719            3,588           15,591            5,118
      Investment Income and Other                 4,734            3,315            8,384            5,893
      Interest (Related Party)                     --              2,907             --              7,190
                                                -------          -------          -------          -------

                                                 40,366           34,648           79,756           67,422
                                                -------          -------          -------          -------

EXPENSES:
      Depreciation and Amortization               5,886            5,088           11,369           10,248
      Operating, General and
        Administrative                            3,049            2,986            6,428            5,535
      Property Costs                                485              534              781            1,055
      Interest                                    9,298            9,802           20,808           18,166
      Interest (Related Party)                      250              247              500              493
                                                -------          -------          -------          -------

                                                 18,968           18,657           39,886           35,497
                                                -------          -------          -------          -------

Income Before Gain on Sale of Property
      and Other Costs                            21,398           15,991           39,870           31,925

Gain on Sale of Property                          6,986            3,631            7,088            6,940
Equity in Net Income of Affiliate                  --              1,948             --                920
                                                -------          -------          -------          -------

Net Income                                      $28,384          $21,570          $46,958          $39,785
                                                =======          =======          =======          =======


Basic Net Income Per Share                      $   .58          $   .53          $  1.02          $   .98
                                                =======          =======          =======          =======
Diluted Net Income Per Share (Note 5)           $   .58          $   .53          $  1.01          $   .97
                                                =======          =======          =======          =======



Number of Common Shares Used in
      Basic Net Income Per Share                 48,619           40,661           46,118           40,628
Incremental Shares from Assumed
      Conversion of Options                         407              312              439              347
                                                -------          -------          -------          -------
Number of Common Shares Used in
       Diluted Net Income Per Share              49,026           40,973           46,557           40,975
                                                =======          =======          =======          =======

                    FRANCHISE FINANCE CORPORATION OF AMERICA

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                             (Amounts in thousands)
                                   (Unaudited)

                                         Common Stock Issued       Capital in
                                      ------------------------      Excess of     Cumulative     Cumulative
                                        Shares         Amount       Par Value     Net Income      Dividends         Total
                                      ---------      ---------     ----------     ----------     ----------       ---------

BALANCE, December 31, 1997               41,788      $     418      $ 583,056      $ 202,106      $(262,584)      $ 522,996

    Capital contributions -
      Issuance of common stock            6,936             69        182,638           --             --           182,707
      Dividend reinvestment plan            111              1          2,981           --             --             2,982

    Exercise of stock options                56              1          1,086           --             --             1,087

    Net income                             --             --             --           46,958           --            46,958

    Dividends declared -
      $.94 per share                       --             --             --             --          (45,932)        (45,932)
                                      ---------      ---------      ---------      ---------      ---------       ---------

BALANCE, June 30, 1998                   48,891      $     489      $ 769,761      $ 249,064      $(308,516)      $ 710,798
                                      =========      =========      =========      =========      =========       =========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                             (Amounts in thousands)
                                   (Unaudited)

                                                                    1998         1997
                                                                 ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $  46,958    $  39,785
   Adjustments to net income:
       Depreciation and amortization                                11,369       10,248
       Gain on sale of property                                     (7,088)      (6,940)
       Equity in net income of affiliate                              --           (920)
       Other                                                          (133)      (3,234)
                                                                 ---------    ---------

          Net cash provided by operating activities                 51,106       38,939
                                                                 ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property                                        (169,565)     (29,549)
   Investment in mortgage loans                                   (267,471)    (138,101)
   Investment in notes receivable                                  (15,453)      (5,540)
   Collection of related party notes receivable                       --        120,210
   Purchase of investment securities                                  --        (15,946)
   Proceeds from securitization transaction (Note 2)               316,766      103,975
   Proceeds from sale of property                                    8,665       16,632
   Receipt of mortgage loan and note payoffs                        10,427        6,691
   Collection of mortgage loan and note principal                    6,525        3,707
   Collection of investment security principal                       1,496          726
                                                                 ---------    ---------

          Net cash provided by investing activities               (108,610)      62,805
                                                                 ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                  (42,593)     (36,540)
   Proceeds from issuance of common stock                          186,776        3,076
   Proceeds from bank borrowings                                   309,000      167,000
   Proceeds from issuance of notes                                  47,500       50,000
   Payment of bank borrowings                                     (443,000)    (293,300)
                                                                 ---------    ---------

          Net cash used in financing activities                     57,683     (109,764)
                                                                 ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                         179       (8,020)

CASH AND CASH EQUIVALENTS, beginning of period                       7,130       11,350
                                                                 ---------    ---------

CASH AND CASH EQUIVALENTS, end of period                         $   7,309    $   3,330
                                                                 =========    =========


Supplemental Disclosure of Noncash Activities:
     Investment in securities resulting from securitization      $  21,653    $  11,303
                                                                 =========    =========
     Mortgage loan obtained as part of property sale proceeds,
        net of deferred gain                                     $   1,447    $     767
                                                                 =========    =========

                    FRANCHISE FINANCE CORPORATION OF AMERICA
                    ----------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                  JUNE 30, 1998
                                  -------------

(1)      NEW PRONOUNCEMENT:
         ------------------

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This standard is effective for FFCA's fiscal year 2000 at which time FFCA plans to adopt it. The adoption of this new accounting standard would not have had a material effect on FFCA's financial statements for the three and six months ended June 30, 1998 and 1997.

(2)      MORTGAGE LOANS HELD FOR SALE:
         -----------------------------

         Certain mortgage loans originated for sale by FFCA totaling $335 million were securitized on May 14, 1998 and Secured Franchise Loan Trust Certificates (the "Certificates") were sold to investors. Upon sale, the mortgage loans receivable were removed from the balance sheet and a gain on the sale was recognized for the difference between the carrying amount of the mortgage loans and the adjusted sales price. The servicing rights on these mortgage loans have been retained by FFCA and are not significant. FFCA also retained certain interests in approximately 9% of the aggregate mortgage loan principal balance through the purchase of subordinated investment securities of the securitization trust. These investment securities, totaling $21.7 million, were accounted for as the sale of mortgage loans and the purchase of mortgage-backed securities classified as trading securities at fair value and are included in Real Estate Investment Securities in the accompanying consolidated balance sheets. At June 30, 1998, the fair market values of FFCA's investment securities approximate cost.

(3)      DERIVATIVE FINANCIAL INSTRUMENTS:
         ---------------------------------

         FFCA uses derivative financial instruments to manage interest rate exposures that exist as a part of its ongoing business operations. The portfolio of fixed-rate mortgage loans held for sale through securitization is funded on an interim basis by FFCA's variable rate bank credit facility. FFCA hedges against fluctuations in interest rates that could adversely affect the value of the mortgage loans to be sold. At June 30, 1998, FFCA had interest rate swap contracts outstanding with a total notional amount of $98 million. FFCA intends to terminate these contracts upon securitization of the fixed-rate mortgage loans in late 1998, at which time both the gain or loss on the securitization of the fixed-rate mortgage loans and the gain or loss on the termination of the interest rate swap contracts will be measured and recognized in the statement of operations. FFCA had no outstanding liabilities under these contracts at June 30, 1998 and, based on the level of interest rates prevailing, FFCA would have paid approximately $786,000 if it had terminated these swap contracts at June 30, 1998.

         In June 1998, FFCA entered into an interest rate agreement to hedge exposure to fluctuations in interest rates on anticipated debt with a face amount of $100 million. FFCA intends to terminate this interest rate agreement upon the issuance of unsecured notes during the third quarter of 1998, at which time the gain or loss to be realized upon settlement of this agreement, and related costs, will be deferred and amortized into interest expense over the period of the underlying debt. FFCA had no outstanding liabilities under this contract at June 30, 1998 and, based on the level of interest rates prevailing, FFCA would have paid approximately $168,000 if it had terminated this interest rate agreement at June 30, 1998.

(4)      NOTES PAYABLE:
         --------------

         In January 1998, FFCA issued $17 million in unsecured notes due in 2007, bearing interest at a rate of 6.86%. In April 1998, FFCA issued $30.5 million in unsecured notes due in 2008, bearing interest at a rate of 7.07%. Interest on the notes is payable semi-annually in arrears on each May 30 and November 30 with principal due at maturity.

(5)      EARNINGS PER SHARE:
         -------------------

         Earnings per share amounts for 1997 have been restated to conform to 1998's presentation as required by Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings Per Share". Stock options to purchase 245,089 weighted shares of common stock at prices ranging from $27.125 per share to $27.625 per share were outstanding during the quarter ended June 30, 1998 but were not included in the computation of diluted earnings per share, because the options' exercise price was greater than the average market price of the common shares during this period. For the same reason, stock options to purchase 195,668 weighted shares of common stock (representing options granted in January 1998) at $27.625 per share were outstanding during the six months ended June 30, 1998 but were not included in the computation of diluted earnings per share.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         ---------------------------------------------

General
-------

Franchise Finance Corporation of America ("FFCA") is a self-administered real estate investment trust ("REIT") which provides real estate financing to the chain restaurant industry, as well as to the convenience store and automotive services and parts industries through various financial products, including sale-leaseback transactions, mortgage loans, equipment loans and construction financing. At June 30, 1998, FFCA had interests in 3,129 properties consisting of investments in 2,600 chain restaurant properties, 465 convenience stores, 54 automotive services and parts stores and 10 other retail properties. FFCA's portfolio included 2,003 chain store properties represented by investments in real estate and mortgage loans and 1,126 properties represented by securitized mortgage loans in which FFCA holds a residual interest.

Liquidity and Capital Resources
-------------------------------

FFCA's investment activities are funded initially by cash generated from operations and draws on FFCA's revolving credit facility. This loan facility is used as a warehousing line until a sufficiently large pool of portfolio investments is accumulated to warrant the sale of loans through a securitization transaction, or the issuance of additional debt or equity securities of FFCA.

During  the  second   quarter  of  1998,   FFCA  funded  $258   million  in  new
sale-leaseback and mortgage loan investments, representing $196.9 million in chain restaurant properties, $39.5 million in convenience stores and $22 million in automotive services and parts stores. This brings the year-to-date total investments to $444 million, up 120% from $201 million in the first six months of 1997. At June 30, 1998, FFCA's portfolio represents over 3,100 locations in 48 states and Canada, approximately 381 of which were financed in the second quarter of 1998. In addition to this geographic diversification, the portfolio is also represented by more than 400 different operators in approximately 50 retail chains.

During the quarter ended June 30, 1998, FFCA completed a securitization transaction, its third and largest transaction since 1996. The transaction, backed by a total of 558 chain store loans with an outstanding aggregate principal balance of $335 million, consisted of a diversified pool of fixed-rate and floating-rate mortgage and equipment loans. Approximately 91% of the principal balance of the securitized mortgage loan pool was sold to outside parties, while FFCA holds subordinated certificates representing the remaining nine percent. FFCA also retained the servicing rights on the mortgage loans. Asset-backed securities aggregating $305 million were priced in eleven classes (all of which were rated investment grade) and sold to outside parties. The net cash proceeds to FFCA were used to reduce amounts outstanding on its bank line of credit. A net gain approximating $6 million was recognized on this transaction (after deductions for transaction costs). At June 30, 1998, FFCA held approximately $76 million in subordinated securities related to its three securitization transactions. To date there have been no losses in any of FFCA's securitized mortgage loan pools.

From the time the fixed-rate mortgage loans are originated until the time they are sold through a securitization transaction, FFCA hedges against fluctuations in interest rates through the use of derivative financial instruments. At June 30, 1998, FFCA had outstanding interest rate swap contracts aggregating $98 million in notional amount. FFCA intends to terminate these contracts upon securitization of the related fixed-rate mortgage loans, at which time FFCA would generally expect to receive (if rates rise) or pay (if rates fall) an amount equal to the present value of the difference between the LIBOR rate set at the beginning of the interest rate agreement and the then existing LIBOR rate. At that time, both the gain or loss on the securitization of the fixed-rate mortgage loans and the gain or loss on the termination of the interest rate swap contracts will be measured and recognized in the statement of operations. Based on the level of interest rates prevailing, FFCA would have paid approximately $786,000 if it had terminated the swap contracts at June 30, 1998. In addition, FFCA entered into an interest rate agreement to hedge exposure to fluctuations in interest rates on anticipated debt with a face amount of $100 million. The gain or loss to be realized upon settlement of this agreement, and related costs, will be deferred and amortized into interest expense over the period of the underlying debt. Based on interest rates prevailing, FFCA would have paid $168,000 to terminate this contract at June 30, 1998.

Rental and mortgage interest revenue generated by FFCA's portfolio investments has, and will continue to, comprise the majority of the cash generated from operations. Operations during the six-month period ended June 30, 1998 provided net cash of $51 million as compared to $39 million in 1997. The increase in cash provided by operations is primarily due to increased revenues from the growth in the size of the portfolio. Cash generated from operations provides distributions to the shareholders in the form of quarterly dividends. This cash also may be used on an interim basis to fund new investments in properties or to pay down debt.

FFCA's primary source of interim funding for new investments continues to be its $350 million unsecured acquisition loan facility. At June 30, 1998, FFCA had cash and cash equivalents of $7.3 million and $182 million available on its bank line of credit. FFCA's anticipated investments include commitments totaling over $650 million at June 30, 1998. These commitments were made to several large operators who operated chain restaurants such as of Burger King, Applebee's and Chili's, to convenience store operators such as Circle K and to operators of automotive services and parts stores such as Checker Auto and Midas, to acquire or finance (subject to FFCA's customary underwriting procedures) over 550 chain store properties over the next year. FFCA anticipates funding these specific commitments, and other investments in chain store properties, through amounts available on its revolving credit facilities, issuance of additional unsecured debt, issuance of mortgage-backed securities through securitization or issuance of additional equity securities of FFCA.

In April 1998, FFCA issued $30.5 million in unsecured notes due in 2008 bearing interest at a rate of 7.07%. Also in April, FFCA raised $24 million in equity through the sale of approximately 893,000 shares of common stock to a unit investment trust.

FFCA has a dividend reinvestment plan that allows shareholders to acquire additional shares of FFCA stock by automatically reinvesting their quarterly dividends. As of June 30, 1998, shareholders owning approximately 6.5% of the outstanding shares of FFCA common stock participate in the dividend reinvestment plan and dividends reinvested during the quarter ended June 30, 1998 totaled approximately $1.5 million. FFCA declared a second quarter 1998 dividend of $0.47 per share, or $1.88 per share on an annualized basis, payable on August 20, 1998 to shareholders of record on August 10, 1998. Management anticipates that cash generated from operations will be sufficient to meet operating requirements and provide the level of shareholder dividends required to maintain FFCA's status as a REIT.

Results of Operations
---------------------

FFCA's operations for the second quarter of 1998 resulted in net income of $28 million ($.58 per share diluted) as compared to net income of $22 million ($.53 per share diluted) in the comparable quarter of 1997. For the six-months ended June 30, 1998, FFCA reported net income of $47 million ($1.01 per share diluted) as compared to net income of $40 million ($.97 per share diluted). The increase in net income between 1997 and 1998 resulted from an increase in the size of FFCA's real estate investment portfolio and from an increase in interest rate spreads (the difference between interest rates earned on FFCA's real estate assets and interest rates paid on the related debt).

Total revenues rose 17% to $40.4 million during the quarter from $34.6 million in the comparable quarter of 1997 primarily due to the growth of FFCA's investment portfolio. Revenues for the related six-month periods showed similar growth between years. FFCA's primary source of revenue growth is rental revenues generated by new investments in chain store properties. Approximately 92% of FFCA's 1998 revenues to date were generated by investments in restaurant properties. As a result of FFCA's 1997 expansion into the financing of convenience stores and the auto services and parts industry, new investments during 1998 reflected 66% of the investment dollars were made in the restaurant industry, 28% in convenience stores and 6% in the auto parts and services industry. FFCA management believes that such investment diversity is likely to continue. Since the second quarter of 1997, FFCA made new investments in property subject to operating leases of approximately $266 million, including $123 million in the second quarter of 1998. Weighted average base lease rates on new investments in 1998 rose to 10.4%, as compared to 9.7% for the comparable six-month period in 1997. Partially offsetting the rental revenue increases generated by new investments were decreases in rent related to properties sold.

Generally, the leases in FFCA's portfolio also provide for contingent rentals based on a percentage of the gross sales of the related restaurants. Such contingent rentals totaled $1.9 million in the second quarter of 1998 as compared to $1.6 million in the comparable quarter of 1997. Contingent rentals for the related six-month periods were $3.2 million in 1998 and $2.7 million in 1997. In May 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue 98-9 relating to the accounting for contingent rent in interim financial periods. The consensus requires that a lessor defer recognition of contingent rental revenue in interim periods until the specified target that triggers the contingent rental revenue is achieved. The implementation of this pronouncement did not have a material impact on the results of operations for the quarter ended June 30, 1998. Future quarterly contingent rental revenues may be affected based on the timing of the dates on which specified targets are achieved by FFCA's lessees.

Mortgage interest income generated by FFCA's loan portfolio totaled $6.7 million for the quarter ended June 30, 1998 and $15.6 million year to date. The majority of the mortgage interest income is generated by mortgage loans that are held for sale. In 1997, mortgage investment activity was split between FFCA and an unconsolidated affiliate, FFCA Mortgage Corporation. When considered together, the mortgage interest income from FFCA's direct investments in mortgage loans and related party interest income from indirect investments in mortgage loans (through FFCA Mortgage Corporation), totaled $6.5 million and $12.3 million for the quarter and six months ended June 30, 1997, respectively. Rates achieved on the loans originated during the first six months of 1998 averaged 9% which is relatively unchanged from the rates achieved during the first six months of 1997. Increases and decreases in mortgage interest income between quarters has been, and will continue to be, impacted by the amount of loans held for sale and the timing of the sale of these loans through securitization transactions. Although FFCA no longer receives mortgage interest income from the mortgages it sold during 1997 and 1998, it retains certain interests through the purchase of subordinated investment securities. These securities generate revenues that are included in "Investment Income and Other" in the accompanying financial statements and represent the majority of the increase in this income between years.

Expenses increased to $19 million during the quarter ended June 30, 1998 from $18.7 million in the comparable quarter of 1997 primarily due to an increase in depreciation and amortization expense related to property purchases in the past 12 months. Expenses increased to $39.9 million during the six months ended June 30, 1998 from $35.5 million in the comparable period of 1997 due to an increase in interest expense, depreciation and amortization expense and operating, general and administrative expenses. Interest expense rose $2.6 million due to the use of borrowings for investment in chain store properties. FFCA's outstanding borrowings averaged $570 million during the first six months of 1998 as compared to $490 million during the first six months of 1997. Operating, general and administrative expenses in the first six months of 1998 increased by $893,000 as compared to the same period in 1997. The increase is primarily attributable to the addition of personnel and other resources devoted to the expansion of FFCA's line of financial products. Also included in 1998 is compensation expense representing the amortization over the five-year vesting period of the market value of 29,886 shares of restricted stock granted in 1998 at $27.625 per share.

During the quarter, FFCA sold 12 properties (as compared to 15 properties sold in the second quarter of 1997) and recorded net gains totaling $820,000 on these sales, as compared to net gains of $3.2 million recorded in the second quarter of 1997. Cash proceeds from the sale of property and from mortgage loan and note payoffs during the quarter, totaling $11 million, were used to fund new investments. Year to date, such sales totaled 22 properties, representing $19 million in cash proceeds.

In the opinion of management, the financial information included in this report reflects all adjustments necessary for fair presentation. All adjustments are of a normal recurring nature.

Part II -- Other Information
----------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

An annual meeting of the stockholders of FFCA (the Meeting) was held on May 13, 1998. The following table sets forth each of the proposals that the stockholders were asked to vote upon and the results of the Meeting:

         Proposal                                       Results
         --------                                       -------

1. A proposal to elect twelve directors
to the Board of Directors:

Morton H. Fleischer                           For                35,527,528
                                              Withheld              364,970

Willie R. Barnes, Esq.                        For                35,430,274
                                              Withheld              464,375

Kelvin L. Davis                               For                35,539,877
                                              Withheld              352,243

William C. Foxley                             For                35,528,643
                                              Withheld              363,856

Robert W. Halliday                            For                35,406,517
                                              Withheld              485,803

Donald C. Hannah                              For                35,525,161
                                              Withheld              367,347

Dennis E. Mitchem                             For                35,426,278
                                              Withheld              465,050

Louis P. Neeb                                 For                35,532,087
                                              Withheld              360,401

Kenneth B. Roath                              For                35,532,205
                                              Withheld              360,284

Wendell J. Smith                              For                35,524,248
                                              Withheld              368,240

Casey J. Sylla                                For                35,531,717
                                              Withheld              360,771

Shelby Yastrow                                For                35,530,335
                                              Withheld              362,173

2.  A proposal to ratify the selection of     For                35,371,780
Arthur Andersen LLP as FFCA's                 Against               139,715
independent auditors for the fiscal year      Abstain               380,885
ending December 31, 1998

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a) The following is a complete list of exhibits filed as part of this Form 10-Q. For electronic filing purposes only, this report contains Exhibit 27, Financial Data Schedule. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

              99.01 Purchase agreement dated May 7, 1998 between FFCA Secured Lending Corporation, and Morgan Stanley & Co. Incorporated, Salomon Brothers Inc, and Merrill
                           Lynch, Pierce, Fenner & Smith Incorporated, as initial purchasers of $305,152,000 aggregate principal or notional amount of Secured Franchise Loan Trust Certificates, Series 1998-1, Class A-1a, Class A-1b, Class A-2a, Class A-2b, Class B-1, Class B-2, Class C-1, Class C-2, Class D-1, Class D-2 and Class IO

              99.02        First Amendment to Second Amended and Restated Credit
                           Agreement,   dated  June  30,  1998,   between  FFCA,
                           NationsBank, N.A. and Certain Lenders


         (b) During the quarter ended June 30, 1998, FFCA filed the following reports on Form 8-K:

              Form 8-K dated April 16, 1998, filed April 22, 1998, reporting the distribution agreement with respect to the issue and sale by FFCA of up to $400 million in medium term notes under Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

              Form 8-K dated February 18, 1998, filed April 28, 1998, reporting the underwriting agreements with respect to the issue and sale by FFCA of shares of its common stock under Item 5, Other Events, and
              Item 7, Financial Statements and Exhibits.

              Form 8-K dated May 14, 1998, filed June 4, 1998, reporting the sale of approximately $305.2 million of secured franchise loan trust certificates under Item 5, Other Events.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             FRANCHISE FINANCE CORPORATION OF AMERICA

Date:  August 10, 1998              By /s/ John Barravecchia
                                ------------------------------------------------
                                John Barravecchia, Executive Vice President,
                                Chief Financial Officer and Treasurer



Date: August 10, 1998               By /s/ Catherine F. Long
                                ------------------------------------------------
                                Catherine F. Long, Senior Vice President Finance and Principal Accounting Officer

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
                                                                   Sequentially
Exhibit No.                       Description                      Numbered Page
-----------                       -----------                      -------------

   99.01 Purchase agreement dated May 7, 1998 between FFCA Secured Lending Corporation,and Morgan Stanley & Co. Incorporated, Salomon Brothers Inc, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as initial purchasers of
                   $305,152,000   aggregate   principal   or
                   notional amount of Secured Franchise Loan
                   Trust Certificates,  Series 1998-1, Class
                   A-1a, Class A-1b, Class A-2a, Class A-2b,
                   Class B-1,  Class B-2,  Class C-1,  Class
                   C-2, Class D-1, Class D-2 and Class IO

   99.02           First  Amendment  to Second  Amended  and
                   Restated Credit Agreement, dated June 30,
                   1998, between FFCA, NationsBank, N.A. and
                   Certain Lenders