Form 10-Q
period 1998-09-30
FRANCHISE FINANCE CORP OF AMERICA
filed 1998-11-13
CIK 908527

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              ------------   -------------

                             Commission file number
                                     1-13116


                    FRANCHISE FINANCE CORPORATION OF AMERICA
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



      Delaware                                                   86-0736091
------------------------                                  ----------------------
(State of Incorporation)                                     (I.R.S. Employer
                                                          Identification Number)

                              The Perimeter Center
                           17207 North Perimeter Drive
                            Scottsdale, Arizona 85255
                    ----------------------------------------
                    (Address of principal executive offices)



Registrants' telephone number including area code (602) 585-4500
                                                 ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes [X]  No [ ]

Number of shares outstanding of each of the issuer's classes of common stock as of November 9, 1998:

        Common Stock, $0.01 par value                48,999,705
        -----------------------------             ----------------
                  Class                           Number of Shares

PART 1 - FINANCIAL INFORMATION
   ITEM 1.  FINANCIAL STATEMENTS.

                    FRANCHISE FINANCE CORPORATION OF AMERICA
     CONSOLIDATED BALANCE SHEETS - SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                    (Amounts in thousands except share data)
                                   (Unaudited)

                                                   September 30,   December 31,
                                                       1998            1997
                                                   -------------   ------------
                                     ASSETS
Investments:
 Investments in Real Estate, at cost:
   Land                                            $   462,589     $   382,637
   Buildings and Improvements                          689,049         545,629
   Equipment                                            19,557          23,039
                                                   -----------     -----------
                                                     1,171,195         951,305
   Less-Accumulated Depreciation                       182,825         175,263
                                                   -----------     -----------
      Net Real Estate Investments                      988,370         776,042

Mortgage Loans Held for Sale (Note 2)                  171,005         251,622
Mortgage Loans Receivable, net of allowances
  of $3,300 in 1998 and $1,900 in 1997                  41,549          35,184
Real Estate Investment Securities                       94,690          55,185
Other Investments                                       32,670          27,118
                                                   -----------     -----------
      Total Investments                              1,328,284       1,145,151

Cash and Cash Equivalents                               14,701           7,130
Accounts Receivable, net of allowances
  of $750 in 1998 and $2,200 in 1997                     9,010           7,581
Other Assets                                            22,525          19,336
                                                   -----------     -----------

      Total Assets                                 $ 1,374,520     $ 1,179,198
                                                   ===========     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Dividends Payable                                 $    23,008     $    19,640
 Notes Payable (Note 4)                                357,051         309,360
 Borrowings Under Line of Credit                       246,000         302,000
 Mortgage Payable to Affiliate                           8,500           8,500
 Accrued Expenses and Other                             26,818          16,702
                                                   -----------     -----------

      Total Liabilities                                661,377         656,202
                                                   -----------     -----------
Shareholders' Equity:
 Preferred Stock, par value $.01 per share,
   10 million shares authorized, none issued
   or outstanding                                           --              --
 Common Stock, par value $.01 per share,
   authorized 200 million shares, issued and
   outstanding 48,953,247 shares in 1998
   and 41,787,543 shares in 1997                           490             418
 Capital in Excess of Par Value                        771,277         583,056
 Cumulative Net Income                                 272,901         202,106
 Cumulative Dividends                                 (331,525)       (262,584)
                                                   -----------     -----------

      Total Shareholders' Equity                       713,143         522,996
                                                   -----------     -----------

      Total Liabilities and Shareholders' Equity   $ 1,374,520     $ 1,179,198
                                                   ===========     ===========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                  (Amounts in thousands except per share data)
                                   (Unaudited)

                                     Three Months  Three Months  Nine Months  Nine Months
                                        Ended         Ended         Ended       Ended
                                       9/30/98       9/30/97       9/30/98     9/30/97
                                       -------       -------       -------     -------
REVENUES:
 Rental                                $31,569      $25,820      $ 87,350     $ 75,041
 Mortgage Loan Interest                  5,696        2,330        21,287        7,448
 Real Estate Investment
   Securities Income                     4,003        2,439         9,335        5,330
 Investment Income and Other             1,715        1,605         4,767        4,607
 Interest (Related Party)                   --          667            --        7,857
                                       -------      -------      --------     --------

                                        42,983       32,861       122,739      100,283
                                       -------      -------      --------     --------
EXPENSES:
 Depreciation and Amortization           6,439        5,230        17,808       15,478
 Operating, General and
   Administrative                        3,529        2,883         9,958        8,418
 Property Costs                            733          485         1,513        1,540
 Interest                               10,413        7,851        31,221       26,017
 Interest (Related Party)                  250          246           750          739
                                       -------      -------      --------     --------

                                        21,364       16,695        61,250       52,192
                                       -------      -------      --------     --------
Income Before Gain on Sale of
   Property and Other Costs             21,619       16,166        61,489       48,091

Gain on Sale of Property                 2,218           64         9,306        7,004
Equity in Net Income of Affiliate           --          227            --        1,147
                                       -------      -------      --------     --------

Net Income                             $23,837      $16,457      $ 70,795     $ 56,242
                                       =======      =======      ========     ========

Basic Net Income Per Share             $   .49      $   .40      $   1.50     $   1.38
                                       =======      =======      ========     ========
Diluted Net Income Per Share (Note 5)  $   .48      $   .40      $   1.49     $   1.37
                                       =======      =======      ========     ========
Number of Common Shares Used in
   Basic Net Income Per Share           48,920       40,872        47,062       40,710
Incremental Shares from Assumed
   Conversion of Options                   316          375           387          357
                                       -------      -------      --------     --------
Number of Common Shares Used in
   Diluted Net Income Per Share         49,236       41,247        47,449       41,067
                                       =======      =======      ========     ========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                           (Amounts in thousands)
                                (Unaudited)

                              Common Stock Issued   Capital in
                              -------------------   Excess of    Cumulative   Cumulative
                              Shares       Amount   Par Value    Net Income   Dividends     Total
                              ------       ------   ---------    ----------   ---------     -----
BALANCE, December 31, 1997    41,788        $418     $583,056     $202,106    $(262,584)   $522,996

 Capital contributions -
  Issuance of common stock     6,937          69      182,658           --           --     182,727
  Dividend reinvestment plan     171           2        4,451           --           --       4,453

 Exercise of stock options        57           1        1,112           --           --       1,113

 Net income                       --          --           --       70,795           --      70,795

 Dividends declared -
   $1.41 per share                --          --           --           --      (68,941)    (68,941)
                              ------        ----     --------     --------    ---------    --------
BALANCE, September 30, 1998   48,953        $490     $771,277     $272,901    $(331,525)   $713,143
                              ======        ====     ========     ========    =========    ========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                             (Amounts in thousands)
                                   (Unaudited)

                                                          1998           1997
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $  70,795     $  56,242
  Adjustments to net income:
   Depreciation and amortization                           17,808        15,478
   Gain on sale of property                                (9,306)       (7,004)
   Equity in net income of affiliate                           --        (1,147)
   Provision for uncollectible mortgage loans                 703            75
   Other                                                    6,324         1,540
                                                        ---------     ---------

      Net cash provided by operating activities            86,324        65,184
                                                        ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property                                 (248,504)      (89,445)
 Investment in mortgage loans                            (391,782)     (188,037)
 Investment in notes receivable                           (25,533)       (5,260)
 Proceeds from securitization transactions (Note 2)       415,858       103,975
 Proceeds from sale of property                            22,184        19,468
 Receipt of mortgage loan and note payoffs                 24,108        27,816
 Collection of mortgage loan and note principal             8,454         5,442
 Collection of investment security principal                2,242         1,093
 Collection of related party notes receivable                  --       115,668
 Purchase of investment securities                             --       (15,946)
                                                        ---------     ---------

      Net cash used in investing activities              (192,973)      (25,226)
                                                        ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid                                           (65,573)      (54,851)
 Proceeds from issuance of common stock                   188,293        27,767
 Proceeds from bank borrowings                            490,000       366,000
 Proceeds from issuance of notes                           47,500        50,000
 Payment of bank borrowings                              (546,000)     (388,800)
 Payment of other unsecured notes                              --       (50,000)
                                                        ---------     ---------
      Net cash provided by (used in)
        financing activities                              114,220       (49,884)
                                                        ---------     ---------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                       7,571        (9,926)

CASH AND CASH EQUIVALENTS, beginning of period              7,130        11,350
                                                        ---------     ---------

CASH AND CASH EQUIVALENTS, end of period                $  14,701     $   1,424
                                                        =========     =========

Supplemental Disclosure of Noncash Activities:
 Investment in securities resulting from
   securitization transactions                          $  41,408     $  11,303
                                                        =========     =========
 Mortgage loans obtained as part of property
   sale proceeds, net of deferred gain                  $   1,447     $     767
                                                        =========     =========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998


(1) NEW PRONOUNCEMENTS:

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This standard is effective for FFCA's fiscal year 2000 at which time FFCA plans to adopt it. The impact that the adoption of this new accounting standard would have had on FFCA's financial statements for the three and nine months ended September 30, 1998 and 1997 has not been determined.

         In October 1998, the FASB issued SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This standard requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. FFCA has elected early adoption of this standard in October 1998. Those of FFCA's retained interests that have been accounted for as trading securities will be reclassified to the available-for-sale or held-to-maturity category, as applicable based on FFCA's intent and ability to hold these investments. The adoption of this new accounting standard would not have had a material effect on FFCA's financial statements for the three and nine months ended September 30, 1998 and 1997.

(2) MORTGAGE LOANS HELD FOR SALE:

         Certain mortgage loans originated for sale by FFCA totaling $335 million were securitized in May 1998 and Secured Franchise Loan Trust
Certificates (the "Certificates") were sold to investors. Upon sale, the mortgage loans receivable were removed from the balance sheet and a gain on the sale was recognized for the difference between the carrying amount of the mortgage loans and the adjusted sales price. The servicing rights on these mortgage loans have been retained by FFCA and are not significant. FFCA also retained certain interests in approximately 9% of the aggregate mortgage loan principal balance through the purchase of subordinated investment securities of the securitization trust. These investment securities, totaling $21.7 million, were accounted for as the sale of mortgage loans and the purchase of mortgage-backed securities and are included in Real Estate Investment Securities in the accompanying consolidated balance sheets.

         In August 1998, FFCA entered into a $600 million loan sale facility with a third party. This facility permits FFCA to sell loans on a regular basis to a trust for an agreed upon advance rate. Upon the sale of such loans, FFCA acts as servicer for the loans. As of September 30, 1998, FFCA sold 234 loans with an outstanding aggregate principal balance of $119 million to the trust. Approximately 84% of the mortgage loan balance was sold while FFCA holds the remaining (subordinated) 16%. The retained subordinated investment securities, totaling $19.8 million, were accounted for as the sale of mortgage loans and the purchase of trust certificates and are included in Real Estate Investment Securities in the accompanying consolidated balance sheets.

(3) DERIVATIVE FINANCIAL INSTRUMENTS:

         FFCA uses derivative financial instruments to manage interest rate exposures that exist as a part of its ongoing business operations. The portfolio of fixed-rate mortgage loans held for sale through securitization is funded on an interim basis by FFCA's variable rate bank credit facility. FFCA hedges against fluctuations in interest rates that could adversely affect the value of the mortgage loans to be sold. At September 30, 1998, FFCA had interest rate swap contracts outstanding with a total notional amount of $86 million. FFCA intends to terminate these contracts upon securitization of the fixed-rate mortgage loans in early 1999, at which time both the gain or loss on the sale of the loans and the gain or loss on the termination of the interest rate swap contracts will be measured and recognized in the statement of operations. FFCA had no outstanding liabilities under these contracts at September 30, 1998 and, based on the level of interest rates prevailing, FFCA would have paid approximately $3 million if it had terminated these swap contracts at September 30, 1998.

         In addition, FFCA entered into an interest rate agreement with a notional amount of $100 million to hedge exposure to fluctuations in interest rates on anticipated debt. FFCA terminated this interest rate agreement upon the issuance of its senior unsecured notes in October 1998 (see Note 4), at which time FFCA deferred (and will amortize into interest expense) the payment of approximately $7 million it made in settlement of this interest rate agreement.

(4) NOTES PAYABLE:

         In January 1998, FFCA issued $17 million in unsecured notes due in 2007, bearing interest at a rate of 6.86%. In April 1998, FFCA issued $30.5 million in unsecured notes due in 2008, bearing interest at a rate of 7.07%. Interest on the notes is payable semi-annually in arrears on each May 30 and November 30 with principal due at maturity. Subsequent to September 30, 1998, FFCA issued $150 million in senior unsecured notes due in 2003, bearing interest at a rate of 8.25%. Interest on these notes is payable semi-annually in arrears on each April 30 and October 30 with principal due at maturity.

(5) EARNINGS PER SHARE:

        Earnings per share amounts for 1997 have been restated to conform to 1998's presentation as required by Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings Per Share". Stock options to purchase 233,000 and 208,249 weighted shares of common stock (representing options granted in January
1998) at $27.625 per share were outstanding during the three and nine months ended September 30, 1998, respectively, but were not included in the computation of diluted earnings per share, because the options' exercise price was greater than the average market price of the common shares during this period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Franchise Finance Corporation of America ("FFCA") is a self-administered real estate investment trust ("REIT") which provides real estate financing to the chain restaurant industry, as well as to the convenience store and automotive services and parts industries through various financial products, including sale-leaseback transactions, mortgage loans, equipment loans and construction financing. At September 30, 1998, FFCA had interests in 3,317 properties consisting of investments in 2,645 chain restaurant properties, 552 convenience stores, 110 automotive services and parts stores and 10 other retail properties. FFCA's portfolio included 2,000 chain store properties represented by investments in real estate and mortgage loans and 1,317 properties represented by securitized mortgage loans in which FFCA holds a residual interest.

LIQUIDITY AND CAPITAL RESOURCES

         During the third quarter of 1998, FFCA originated $212 million in new sale-leaseback and mortgage loan investments, representing $103 million in chain restaurant properties, $58 million in convenience stores and $51 million in automotive services and parts stores. This brings the year-to-date total investments to $656 million, up 110% from $313 million in the first nine months of 1997. At September 30, 1998, FFCA's portfolio represents over 3,300 locations in 48 states and Canada, approximately 220 of which were financed in the third quarter of 1998. In addition to this geographic diversification, the portfolio is also represented by more than 400 different operators in approximately 50 retail chains.

         FFCA's investment activities are funded initially by draws on FFCA's revolving credit facility and cash generated from operations. FFCA's $350 million unsecured acquisition loan facility is used as a warehousing line until a sufficiently large pool of portfolio investments is accumulated to warrant the sale of loans through a securitization transaction or the issuance of additional debt or equity securities of FFCA. In August 1998, FFCA entered into a loan sale facility with a third party, under which the third party is currently committed to advance FFCA up to $600 million. This facility permits FFCA to sell loans on a regular basis to a trust for an agreed upon advance rate. FFCA acts as servicer for such loans following the sale to the trust.

         In September 1998, Duff & Phelps Credit Rating Co. upgraded the senior unsecured debt of FFCA from BBB- to BBB. The rating upgrade was based on FFCA's continued strong financial performance, general reduction in operator and concept concentrations and improved financial flexibility. This financial flexibility gives FFCA the ability to access a large amount of capital at a time when some of its competitors are unable to do so.

         As of September 30, 1998, FFCA sold through the loan sale facility, 234 loans with an aggregate principal balance of $119 million, resulting in no material gain. Approximately 84% of the mortgage loan balance was sold while FFCA holds the remaining (subordinated) 16%. The retained subordinated investment securities, totaling $19.8 million, were accounted for as the sale of mortgage loans and the purchase of trust certificates. The net cash proceeds approximated $99.5 million and were used to reduce FFCA's revolving line of credit and to fund future investments. To date there have been no losses in any of FFCA's securitized mortgage loan pools.

         FFCA intends to continue to originate and securitize mortgage loans and to retain the loan servicing rights. Several factors affect FFCA's ability to complete securitizations of its mortgage loans, including conditions in the securities markets, specifically the asset-backed securities markets. Current market conditions are less favorable than they have been in the recent past and these changes in market conditions could impact FFCA's ability to originate and sell mortgage loans on an advantageous or timely basis. At September 30, 1998, FFCA had forward commitments totaling over $500 million with various operators to acquire or finance (subject to FFCA's customary underwriting procedures) approximately 500 chain store properties over the next year. FFCA has renegotiated most of these commitments at more favorable rates; renegotiations are continuing with respect to the remaining commitments. FFCA attributes its success in re-pricing the investments to its relationships with its clients and to its ability to provide various financing alternatives when competitors were unable to do so. FFCA's strong balance sheet and market knowledge enable it to take advantage of the investment opportunities that exist in various economic and interest rate environments.

         From the time the fixed-rate mortgage loans are originated until the time they are sold through a securitization transaction, FFCA hedges against fluctuations in interest rates through the use of derivative financial instruments. At September 30, 1998, FFCA had outstanding interest rate swap contracts aggregating $86 million in notional amount. FFCA intends to terminate these contracts upon securitization of the related fixed-rate mortgage loans in 1999 and, at that time, both the gain or loss on the sale of the loans and the gain or loss on the termination of the interest rate swap contracts will be measured and recognized in the statement of operations. Based on the level of interest rates prevailing, FFCA would have paid approximately $3 million if it had terminated the swap contracts at September 30, 1998. In addition, FFCA entered into an interest rate agreement with a notional amount of $100 million to hedge exposure to fluctuations in interest rates on anticipated debt. FFCA terminated this interest rate agreement upon the issuance, in October 1998, of its $150 million senior unsecured notes due in 2003, bearing interest at a rate of 8.25%. FFCA deferred (and will amortize into interest expense) the payment of approximately $7 million it made in October 1998 in settlement of this interest rate agreement.

         Operations during the nine-month period ended September 30, 1998 provided net cash of $86 million as compared to $65 million in 1997. The increase in cash provided by operations is primarily due to increased revenues from the growth in the size of the portfolio. Cash generated from operations provides distributions to the shareholders in the form of quarterly dividends.

         FFCA has a dividend reinvestment plan that allows shareholders to acquire additional shares of FFCA stock by automatically reinvesting their quarterly dividends. As of September 30, 1998, shareholders owning approximately 6.4% of the outstanding shares of FFCA common stock participate in the dividend reinvestment plan and dividends reinvested during the quarter ended September 30, 1998 totaled approximately $1.5 million. FFCA declared a third quarter 1998 dividend of $0.47 per share, or $1.88 per share on an annualized basis, payable on November 20, 1998 to shareholders of record on November 10, 1998. Management anticipates that cash generated from operations will be sufficient to meet operating requirements and provide the level of shareholder dividends required to maintain FFCA's status as a REIT.

RESULTS OF OPERATIONS

         FFCA's operations for the third quarter of 1998 resulted in net income of $24 million ($.48 per share diluted) as compared to net income of $16 million ($.40 per share diluted) in the comparable quarter of 1997. For the nine months ended September 30, 1998, FFCA reported net income of $71 million ($1.49 per share diluted) as compared to net income of $56 million ($1.37 per share diluted). The increase in net income between 1997 and 1998 resulted from an increase in the size of FFCA's real estate investment portfolio.

         Total revenues rose 31% to $43 million during the quarter from $32.9 million in the comparable quarter of 1997 primarily due to the growth of FFCA's investment portfolio. Revenues for the related nine-month periods showed 22% growth between years. FFCA's primary source of revenue growth is rental revenues generated by new investments in chain store properties. As a result of FFCA's 1997 expansion into the financing of convenience stores and the automotive parts and services industry, new investments during 1998 reflected 61% of the investment dollars were made in the restaurant industry, 27% in convenience stores and 12% in the automotive parts and services industry. FFCA management believes that such investment diversity is likely to continue. Since the third quarter of 1997, FFCA made new investments in property subject to operating leases of approximately $290 million, including $77 million in the third quarter of 1998. Weighted average base lease rates on new investments in 1998 rose to 10.1%, as compared to 9.6% for the comparable nine month period in 1997. Partially offsetting the rental revenue increases generated by new investments were decreases in rent related to properties sold.

         Certain of the leases in FFCA's portfolio also provide for contingent rentals based on a percentage of the gross sales of the related chain store properties. Such contingent rentals totaled $1.5 million in the third quarter of 1998 as compared to $1.9 million in the comparable quarter of 1997. Contingent rentals for both of the related nine-month periods were $4.7 million. As of May 1998, a new accounting pronouncement requires that a lessor defer recognition of contingent rental revenue in interim periods until the specified target that triggers the contingent rental revenue is achieved. This change in the timing of revenue recognition resulted in approximately $900,000 less contingent rental revenue reported in the quarter ended September 30, 1998 as compared to what would have been reported under the old method.

         Mortgage interest income generated by FFCA's loan portfolio totaled $5.7 million for the quarter ended September 30, 1998 and $21.3 million year-to-date. The majority of the mortgage interest income is generated by mortgage loans that are held for sale. In 1997, mortgage investment activity was split between FFCA and an unconsolidated affiliate, FFCA Mortgage Corporation. When considered together, the mortgage interest income from FFCA's direct investments in mortgage loans and related party interest income from indirect investments in mortgage loans (through FFCA Mortgage Corporation), totaled $3 million and $15.3 million for the quarter and nine months ended September 30, 1997, respectively. Rates achieved on the loans originated during the first nine months of 1998 averaged 8.8% as compared to 9.2% during the first nine months of 1997. Increases and decreases in mortgage interest income between quarters has been, and will continue to be, impacted by the amount of loans held for sale and the timing of the sale of these loans through securitization transactions. Although FFCA no longer receives mortgage interest income from the mortgages it sold during 1997 and 1998, it retains certain interests through the purchase of subordinated investment securities. These securities generate revenues that are included in "Real Estate Investment Securities Income" in the accompanying financial statements.

         Expenses increased to $21.4 million and $61.3 million during the quarter and nine months ended September 30, 1998, respectively, from $16.7 million and $52.2 million in the comparable quarter and nine months of 1997, respectively. This increase was primarily due to higher interest expense and depreciation and amortization expense related to property purchases and due to an increase in operating, general and administrative expenses. For the nine-month periods, interest expense rose $5.2 million due to the use of borrowings for investment in chain store properties. FFCA's outstanding borrowings averaged $569 million during the first nine months of 1998 as compared to $462 million during the first nine months of 1997. Operating, general and administrative expenses in the first nine months of 1998 increased by $1.5 million as compared to the same period in 1997. The increase is primarily attributable to the addition of personnel and other resources devoted to the expansion of FFCA's line of financial products.

         During the quarter, FFCA sold 35 properties (as compared to 9 properties sold in the third quarter of 1997, in addition to a $20 million mortgage payoff representing 60 restaurant properties) and recorded net gains totaling $2.2 million on these sales, as compared to net gains of $64,000 recorded in the third quarter of 1997. Of the 35 properties sold, four were due to lessees exercising their purchase options, ten were sales of underperforming properties, 13 were payoffs of securitized mortgage loans in which FFCA holds a residual interest, and the remaining eight were sold for other reasons. Cash proceeds from the sale of property and from mortgage loan and note payoffs during the quarter, totaling $27 million, were used to fund new investments. Year-to-date, such sales totaled 57 properties, representing $46 million in cash proceeds.

YEAR 2000 COMPLIANCE

         FFCA's STATE OF READINESS. FFCA successfully implemented its new accounting and servicing information system in January 1998 and its new property management system was deployed in July 1998. The design and implementation of these new systems, including related upgrades in computer hardware, was necessary to develop a more efficient portfolio servicing system that would permit a high level of growth in the FFCA portfolio while containing operating costs. The new systems are also "Year 2000" compliant which means that the systems will appropriately address any dates that refer to the 21st century.

FFCA is taking a proactive approach in dealing with the issues associated with the Year 2000 and a five-phase process to address this challenge has been approved by FFCA's computer steering committee. This plan includes: (1) an inventory and assessment of the systems and electronic devices that may be at risk; (2) the identification of potential solutions; (3) the implementation of upgrades or replacements to affected systems or devices; (4) the verification of compliance and testing of the revised systems; and (5) the training of users on the new systems. To date, FFCA has completed a review of its software and hardware and determined, through a combination of internal testing and vendor representations that their products have been tested and are compliant, that all mission-critical systems (those systems that are necessary to conduct FFCA's business activities) are Year 2000 compliant. Non-mission critical software and hardware have also been reviewed and FFCA has identified a few third-party products that are scheduled for upgrades or replacement in the first half of 1999 as part of FFCA's ongoing maintenance of its information system technology.

         THE COSTS TO ADDRESS FFCA'S YEAR 2000 ISSUES. Based on current estimates and plans, FFCA believes the costs of addressing Year 2000 issues will not be material.

         THE RISKS OF FFCA'S YEAR 2000 ISSUES. FFCA believes the most reasonably likely worst case scenario will be indirect in nature involving third parties such as clients, vendors and suppliers which may not have successfully dealt with their Year 2000 issues. FFCA continues to assess the key third parties that it relies upon; however, FFCA has not yet been assured that all of the computer systems of its clients, vendors and suppliers will be Year 2000 compliant. For example, if suppliers of FFCA's energy or telecommunications fail to become Year 2000 compliant, such failure possibly could have an adverse effect on FFCA's ability to conduct daily operations or to communicate with its clients and vendors. While FFCA continues to analyze these risks, it is possible that information relevant to such analysis will not be made available to FFCA, or that potential solutions will not be within FFCA's control.

         FFCA'S CONTINGENCY PLANS. FFCA will continue to monitor and evaluate its key clients, vendors and suppliers to determine the extent that FFCA is vulnerable to those third parties' possible failure to become Year 2000 compliant. FFCA expects to develop contingency plans throughout the remainder of 1998 and during 1999, on an as needed basis to address these concerns, where reasonable to do so.

         In the opinion of management, the financial information included in this report reflects all adjustments necessary for fair presentation. All adjustments are of a normal recurring nature.


PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a) For electronic filing purposes only, this report contains Exhibit 27, Financial Data Schedule.

          (b) FFCA did not file any reports on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FRANCHISE FINANCE CORPORATION OF AMERICA

Date:  November 12, 1998                     By /s/ John Barravecchia
                                    --------------------------------------------
                                    John Barravecchia, Executive Vice President,
                                    Chief Financial Officer and Treasurer



Date:  November 12, 1998                     By /s/ Catherine F. Long
                                    --------------------------------------------
                                    Catherine F. Long, Senior Vice President
                                    Finance and Principal Accounting Officer

                                  EXHIBIT INDEX

For electronic filing purposes only, this report contains Exhibit 27, Financial Data Schedule.