Form 10-K405
period 1998-12-31
FRANCHISE FINANCE CORP OF AMERICA
filed 1999-03-24
CIK 908527

FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1998

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

Registrant's telephone number, including area code: (602) 585-4500

          Securities Registered Pursuant to Section 12(b) of the Act:

  TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
  -------------------                  -----------------------------------------
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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 18, 1999 was $1,244,447,270.

         The number of shares of the Registrant's $.01 par value common stock as of February 18, 1999 was 55,773,547.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Part III, Items 10, 11, 12 and 13 are incorporated by reference to the definitive proxy statement for the Registrant's Annual Meeting of Shareholders to be held on May 12, 1999, to be filed pursuant to Regulation 14A.

                                     PART I

ITEM 1.  BUSINESS.

BACKGROUND

         Franchise Finance Corporation of America ("FFCA") is a self-administered real estate investment trust ("REIT") which provides real estate financing to multi-unit operators of chain restaurants, convenience stores and automotive services and parts outlets. FFCA offers financing through various products, including long-term real estate leases, mortgage loans, equipment loans and construction financing. FFCA was incorporated in the state of Delaware in 1993 and is successor to Franchise Finance Corporation of America I ("FFCA I"), a Delaware corporation, and eleven public limited partnerships which were merged into FFCA on June 1, 1994. FFCA, together with its predecessors, has been engaged in the financing of chain restaurant real estate since 1980 and began financing convenience stores and automotive services and parts stores in 1997. At December 31, 1998, FFCA had interests in approximately 3,600 properties operated by over 450 operators in approximately 100 chains located in 48 states and in Canada (though investments in Canada are not significant). The common stock of FFCA began trading on the New York Stock Exchange on June 29, 1994 under the symbol "FFA".

         During 1998, FFCA originated $928 million in new sale-leaseback and mortgage loan investments. This surpassed FFCA's 1997 investment level of $504 million by 84%. Aside from the growth generated by new restaurant financings, recent investment growth is also attributable to FFCA's expansion into the convenience store and automotive services and parts industries, which together accounted for over $426 million, or 46% of the new investments in 1998. FFCA invested in over 1,200 properties during 1998, and cumulative investment activity now totals over $2 billion since the formation of the REIT in June 1994.

         To continue the growth rate achieved in 1998, FFCA increased its capital by completing various equity and debt transactions and expanded its line of credit. During 1998, FFCA raised a total of $83 million through the sale of
3.1 million shares of common stock to three separate unit investment trusts. On March 13, 1998, FFCA sold approximately 3.8 million shares of common stock for $100 million to a real estate-related investment firm. Subsequent to yearend 1998, FFCA increased its financial flexibility further by completing an equity offering in January 1999, raising net proceeds of approximately $146 million through the issuance of 6.7 million shares of FFCA common stock. As 1998 progressed, turbulence in the capital markets began impacting FFCA's cost of borrowings, which rose despite prevailing lower long-term home mortgage and government borrowing rates. In the first half of 1998, FFCA issued $17 million in unsecured notes due in 2007, bearing interest at a rate of 6.86% and $30.5 million in unsecured notes due in 2008, bearing interest at a rate of 7.07%. In October 1998, FFCA issued $150 million in senior unsecured notes due 2003 at a rate of 8.25%. Proceeds from the unsecured notes were used to pay down FFCA's bank line of credit. In addition, FFCA entered into a separate $75 million revolving loan facility in February 1999 expiring in December 2000.

         In May 1998, FFCA completed its third securitization transaction. Certain mortgage loans originated by FFCA totaling $335 million were securitized and Secured Franchise Loan Trust Certificates were sold to investors. The servicing rights on these mortgage loans were retained by FFCA. FFCA also retained certain interests in approximately 9% of the aggregate mortgage loan principal balance through the purchase of subordinated investment securities of the securitization trust.

         In August 1998, FFCA entered into a $600 million loan sale facility with a third party, who initially committed to purchase up to $300 million of loans from FFCA. Because changes in the asset-backed securities markets could impact FFCA's ability to originate and sell mortgage loans on an advantageous or timely basis, FFCA obtained the commitment of all $600 million on the loan sale facility to increase its financial flexibility. This loan sale facility permits FFCA to sell loans on a regular basis to a trust for an agreed-upon advance rate. Upon the sale of such loans, FFCA acts as servicer for the loans.

         In September 1998, Duff & Phelps Credit Rating Co. upgraded the senior unsecured debt of FFCA from BBB- to BBB. The rating upgrade was based on FFCA's continued strong financial performance, general reduction in operator and concept concentrations and improved financial flexibility.

         FFCA successfully implemented its new accounting and servicing information system in January 1998 and its new property management system was deployed in July 1998. The design and implementation of these new systems, including related upgrades in computer hardware, was necessary to develop a more efficient portfolio servicing system that would permit a high level of growth in the FFCA portfolio while containing operating costs. FFCA invested $1.7 million during 1998 towards the development and installation of these systems. The new systems are also "Year 2000" compliant which means that the systems will appropriately address any dates that refer to the 21st century.

         Other events occurring in 1998 include an increase of 4% in FFCA's quarterly dividend to $0.49 from $0.47 for the fourth quarter of 1998.

         As of December 31, 1998, FFCA had 134 full-time employees and 4 part-time employees.

FACTORS AFFECTING FUTURE OPERATING RESULTS

         FFCA's Annual Report on Form 10-K includes "forward looking statements" within the meaning of the provisions of the Private Securities Litigation Reform Act including in particular the statements about FFCA's plans, strategies and prospects. Although FFCA believes that its plans, intentions and expectations reflected in or suggested by the forward looking statements are reasonable, FFCA can give no assurance that these plans, intentions or expectations will be achieved. FFCA has set forth below important factors that could cause actual results to differ materially from the forward looking statements included in this Annual Report on Form 10-K. FFCA qualifies these forward looking statements by the cautionary statements set forth below.

         Certain risks and uncertainties including the following may affect FFCA's future results:

+ Investment in real estate in the chain restaurant industry as well as the convenience store and automotive services and parts industries is subject to general economic market conditions and conditions unique to each industry.

+ Industry risks include a decrease in demand for products, increased labor costs, increased number of competing properties offering similar products, and dependence on local management for the profitable operation of the properties. The chain restaurant industry is subject to the risk of changing consumer demand and food preferences and contaminated food products. The convenience store industry is subject to competition from new retail facilities offering similar products in the immediate vicinity of each particular store and, to the extent applicable, the margins available from the sale of gasoline and availability of gasoline supplies. The automotive services and parts industry is subject to technological changes in the production and maintenance of automobiles and changing consumer preferences in transportation options.

+ FFCA invests primarily in chain restaurant properties and convenience and automotive services and parts retail facilities. FFCA's success is dependent upon the success of these industries in general and the specific chains and retail facilities which FFCA finances.

+ FFCA intends to continue to originate and securitize mortgage loans and to have responsibility for mortgage servicing. FFCA may also own subordinated interests in these securitized loans. To the extent of such ownership, FFCA is in a "first loss" position with respect to third parties that purchase senior securities in the securitization and has a greater risk with respect to its investment in the nonpayment of the mortgage loans.

+ Several factors affect FFCA's ability to complete securitizations of its loans, including conditions in the securities markets generally, conditions in the asset-backed securities market specifically, the credit quality of FFCA's loans, compliance of FFCA's loans with the eligibility requirements established by the securitization documents and the absence of any material downgrading or withdrawal of ratings given to certificates issued in FFCA's previous securitizations.

+ FFCA invests in derivative financial securities and instruments for the sole purpose of providing protection against fluctuations in interest rates. These investments do not protect FFCA from all risks associated with changing market conditions; therefore, the financial performance of FFCA could be adversely affected.

+ FFCA has issued senior notes and medium term notes that are not subject to amortization requirements or periodic redemption and intends to issue similar debt securities in the future. FFCA will be subject to risks associated with debt financing and refinancing, including the ability to sell debt in the future.

+ FFCA is subject to all of the general risks associated with investment in real estate such as adverse changes in general or local economic conditions, changes in supply of or demand for similar or competing properties in an area, changes in interest rates and operating expenses, changes in market rental rates, inability to lease properties upon the termination or expiration of existing leases, the renewal of existing leases and inability to collect payments from operators.

+ FFCA faces competition from banks, insurance companies, finance companies, leasing companies and other real estate investment trusts in the acquisition, financing and leasing of properties, which could adversely affect its growth.

+ Even though the chain store and retail facility operators financed by FFCA are generally required to carry comprehensive liability, fire, flood, extended coverage and business interruption insurance, there are certain losses that are uninsurable.

+ Under various federal, state and local environmental laws, ordinances, and regulations, FFCA could be liable for the costs of removal or remediation of hazardous or toxic substances on, under, in or near a chain store property. Additionally, FFCA did not perform environmental investigations on certain properties acquired from its predecessors. While FFCA has purchased environmental insurance for some of the properties, the insurance may not cover all the costs associated with any environmental liabilities.

+ FFCA elected to be taxed as a REIT under the Internal Revenue Code of 1986, which entitles FFCA to a deduction for dividends paid to its shareholders when calculating its taxable income. Although FFCA intends to operate so that it will continue to qualify as a REIT, the complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in FFCA's circumstances preclude any assurance that FFCA will qualify in any given year.

+ Income tax treatment of REITs may be modified, prospectively or retroactively, by legislative, judicial or administrative action at any time, which, in addition to the direct effects such changes might have, might also affect the ability of FFCA to realize its investment objectives.

+ There can be no assurance that FFCA will be able to raise sufficient capital through borrowings, or the issuance of debt and equity securities, to achieve its investment objectives.

+ FFCA invests in certain financial instruments that are subject to various forms of market risk such as interest rate fluctuations, credit risk and prepayment risk. FFCA's primary exposure is the risk of loss that may result from the potential change in the value of its mortgage loans and investments held for sale as a result of changes in interest rates.

+ FFCA is dependent on the efforts of its directors, officers and key personnel and has no employment agreements with such persons. There can be no assurance that FFCA would be able to recruit additional personnel with equivalent experience in the event of their resignation.

BUSINESS STRATEGY

         FFCA's primary strategy is to provide real estate financing to multi-unit operators of chain restaurants, convenience stores and automotive services and parts outlets through various products including long-term real estate leases, mortgage loans, equipment loans and construction financing. FFCA seeks to have the properties which it finances operated by experienced multi-unit operators conducting business under nationally or regionally recognized brand names. As a result, FFCA believes it is able to achieve a better risk-adjusted return for its shareholders. Multi-unit operators that include both chain store franchisors and franchisees generally operate the properties financed by FFCA. Approximately 91% of FFCA's portfolio revenues in 1998 were derived from fast food or full service restaurants in chains such as Burger King, Hardee's, Arby's, Jack in the Box, Wendy's, KFC, Pizza Hut, Taco Bell, Applebee's, Black-eyed Pea and Fuddruckers. Convenience stores accounted for approximately 7% of the 1998 revenues and include 7-Eleven, Circle K and E-Z Serve, and automotive services and parts outlets accounted for 2% of 1998 revenues and include Econo Lube, Midas Muffler Shops and Valvoline Instant Oil Change.

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

FFCA also provides financing for equipment located at the chain store properties for which it provides real estate financing. In addition, FFCA may provide construction financing for qualified operators. Chain store properties financed by FFCA are anticipated to be primarily existing locations that are either being refinanced or financed in connection with acquisitions by operating companies. FFCA also provides financing for new development which is typically in, or adjacent to, established markets where the chain brand is recognized. FFCA, in the course of its business, from time to time evaluates other investment opportunities in the chain store industry. FFCA may consider appropriate new investment opportunities in the future.

         FFCA structures its investments to enhance the stability of its cash flows. FFCA's sale-leaseback transactions are generally 20-year, triple-net leases which provide that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance costs. Therefore, FFCA is generally not required to make significant capital expenditures in the properties that it owns and leases to chain store operators. Both FFCA's sale-leaseback and mortgage financings are generally for twenty-year terms and mortgage products are generally fully amortizing over the term of the loans. The sale-leaseback transactions entered into by FFCA are retained in its portfolio and generally provide for base rentals plus additional payments based upon a participation in the gross sales from the properties or specified contractual increases. In addition, FFCA will purchase existing properties that are subject to leases already in place. The mortgage loans originated by FFCA will generally be pooled and sold in securitized offerings, with FFCA generally retaining or acquiring interests in the pool in the form of subordinated securities and mortgage servicing rights.

         FFCA continually monitors and administers its investments to enhance the stability of its cash flows. Financial data is regularly collected on the properties financed by FFCA to determine their profitability. Lease and mortgage payments are generally collected by electronic account debits on the first day of each month. An in-house appraisal staff regularly inspects FFCA's properties to monitor asset condition. In-house property management and legal services personnel administer underperforming and non-performing leases and loans and also supervise the in-house administration of property dispositions and tenant substitutions. FFCA has an established record of resolving underperforming and non-performing leased assets, with an average time of approximately nine months to relet such properties.

         FFCA's investments are diversified by industry, geographic region, chain and operator. FFCA's future investments are anticipated to be funded through a combination of debt and equity issuances, internally generated cash and the securitization of mortgage loans.

INVESTMENT CRITERIA

         Real estate investment opportunities undergo an underwriting process designed to maintain a conservative investment profile. The process includes a review of the following factors:

     + CHAIN STORE PROFITABILITY. FFCA seeks to invest in chain store real estate where the unit level economics from operations provide adequate cash flow to support lease or mortgage payments related to the site.

     + CHAIN STORE INVESTMENT AMOUNT. FFCA seeks to invest in properties for amounts that do not exceed the sum of the fair market value of the land and the replacement cost of the building and improvements.

     + SITE CONSIDERATIONS. FFCA seeks to invest in high profile, high traffic real estate which it believes exhibits strong retail property fundamentals.

     +    MARKET   CONSIDERATIONS.   FFCA  seeks  to  emphasize  investments  in
          properties used by chains having significant area market penetration.

     + OPERATING EXPERIENCE. FFCA seeks to invest in properties of multi-unit chain store operators with strong operating and industry backgrounds.

     + CREDIT CONSIDERATIONS. FFCA seeks to invest in properties owned and operated by multi-unit operators with strong overall corporate profitability. FFCA's investments generally have full tenant or borrower recourse. Many of FFCA's leases and mortgages also have recourse to guarantors who are owners or affiliates of the tenant or borrower. FFCA reviews tenant, borrower and guarantor financial strength to assess the availability of alternate sources of payment in the event that cash flow from operations might be insufficient to provide the funds necessary to make lease or mortgage payments. In general, FFCA requires all properties that are leased to the same multi-unit chain store operator or its affiliates to be cross-defaulted and requires all mortgage loans that are made to the same multi-unit operator or its affiliates to be both cross-collateralized and cross-defaulted.

     + PHYSICAL CONDITION. FFCA seeks to invest in well-maintained existing properties or in newly constructed properties. FFCA has a staff of appraisal professionals who conduct physical site inspections of each property financed by FFCA.

     + CHAIN STORE SUITABILITY. FFCA seeks to primarily invest in real estate used by large national and regional chain store systems having annual system-wide sales of more than $250 million.

     + ENVIRONMENTAL CONSIDERATIONS. For each property in which it invests, FFCA either obtains a Phase I environmental assessment (and a Phase II environmental assessment or other environmental tests, if recommended by the related Phase I) or an environmental insurance policy from a third-party insurance carrier.

CHAIN STORE PROPERTIES

         Although an individual chain store's sales may vary by season, FFCA does not believe that any aspect of its business is significantly seasonal in nature. FFCA's portfolio is generally diversified by chain; however, FFCA may be dependent to a certain extent upon one or more of the franchisors or operating chains since a failure of any of the franchisors or chain systems to support their franchisees or chain properties could result in financial difficulty for such franchisees and affect the ability of the franchisees to make payments to FFCA. FFCA is not affiliated with any of the franchisors or franchisees.

         FFCA's revenue is generated by a real estate investment portfolio that is diversified by industry, by concept, by geographical area and by operator. FFCA finances chain store real estate in three industries, representing nearly 3,600 locations throughout the United States and Canada (though investments in Canada are not significant). During the year ended December 31, 1998, 91% of the revenues generated by the portfolio reflect restaurant investments, 7% reflect convenience store investments and 2% reflect automotive services and parts investments. With the addition of the convenience store and automotive services and parts industries in 1997, FFCA's portfolio has expanded to include over 100 different chains. The following table sets forth FFCA's revenues generated from its portfolio of chain store properties during the year ended December 31, 1998.

                        CHAIN DIVERSIFICATION BY REVENUE
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                             (AMOUNTS IN THOUSANDS)

                                                            PERCENTAGE
                                                                OF
              CHAIN                    TOTAL REVENUES*         TOTAL
              -----                    ---------------         -----
          Burger King                     $24,835               15%
          Arby's                           17,539               11%
          Hardee's                         12,758                8%
          Jack in the Box                  12,610                8%
          Wendy's                          12,012                7%
          Taco Bell                         5,684                4%
          Quincy's                          5,650                3%
          Pizza Hut                         5,458                3%
          KFC                               5,419                3%
          Applebee's                        4,575                3%
          Black-eyed Pea                    3,672                2%
          Fuddrucker's                      3,418                2%
          Perkins                           3,322                2%
          E-Z Serve                         2,779                2%
          7-Eleven                          2,453                2%
          Lee's Famous Recipe               2,240                1%
          Mrs. Winner's                     1,944                1%
          Max & Ermas                       1,753                1%
          Whataburger                       1,693                1%
          Circle K                          1,580                1%
          All other chains                 32,640               20%
                                         --------              ---
                      TOTALS             $164,034              100%
                                         ========              ===

         * Includes rental revenue, mortgage loan interest income, real estate investment securities revenue and other miscellaneous revenue from FFCA's chain store portfolio.

         The chain diversification shown above does not represent concentration of specific operators under lease or mortgage loan agreements. The lease or mortgage loan agreements are with over 450 operators represented within FFCA's investment portfolio. Most of these are multi-unit operators, though no single operator represented 10% or more of FFCA's total portfolio revenues during 1998 and 1997. In 1996, one restaurant operator, Foodmaker, Inc. ("Foodmaker"), accounted for approximately 10.9% of FFCA's total rental and mortgage loan interest revenues. Foodmaker operates and franchises Jack in the Box restaurants.  The relative  decrease in the  percentage  of FFCA's  revenue from

Foodmaker since 1996 is due to the fact that FFCA's portfolio is growing and, as a result, Foodmaker is becoming a relatively smaller portion of the entire portfolio. As FFCA continues to grow, management expects the portfolio to continue to become more diversified.

INFORMATION SYSTEMS

         To enhance its investment evaluation and origination, FFCA has invested extensively in information systems that are specific to the chain restaurant industry. FFCA has also recently developed a competitive database, similar to the restaurant industry database, for the convenience store industry and the automotive services and parts industry. FFCA's databases include specific chain restaurant location data for over 112,000 locations in the United States, and demographic information, traffic volumes and information regarding surrounding retail and other commercial development that generate customer traffic. FFCA also maintains a database of approximately 7,000 chain restaurant industry participants, as well as databases of restaurant-level financial performance for existing and prospective clients. FFCA has the ability to integrate the information in its locations, participants and restaurant-level financial databases in a geographic information system that contains demographic, retail space, traffic count and street information for every significant market in the United States. FFCA has also collected extensive data regarding management practices within the chain restaurant industry, franchisor practices and industry trends.

         The information collected by FFCA is actively used to assess investment opportunities, measure prospective investment risk, evaluate portfolio performance and manage underperforming and non-performing assets. FFCA publishes research on the chain restaurant industry that includes observations of industry issues and trends, areas of growth, and the economics of chain restaurant operation. During 1998, FFCA first published its research on convenience store industry observations and trends and is in the process of creating a similar report for the automotive services and parts industry. FFCA employs its client and collections data, gathered over a fifteen year period, to develop statistical models that aid in the evaluation of potential investments. FFCA intends to continually develop, improve and use its real estate industry knowledge through research and broader application of information technology to lower portfolio risk, improve performance and improve its competitive advantage.

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

         The new systems are also "Year 2000" compliant which means that the systems will appropriately address any dates that refer to the 21st century. FFCA has taken a proactive approach in dealing with the issues associated with the Year 2000 and a five-phase process to address this challenge was approved by FFCA's computer steering committee. This plan includes: (1) an inventory and assessment of the systems and electronic devices that may be at risk; (2) the identification of potential solutions; (3) the implementation of upgrades or replacements to affected systems or devices; (4) the verification of compliance and testing of the revised systems; and (5) the training of users on the new systems. To date, FFCA has completed a review of its software and hardware and determined, through a combination of internal testing and vendor representations that their products have been tested and are compliant, that all mission-critical systems (those systems that are necessary to conduct FFCA's business activities) are Year 2000 compliant. Non-mission critical software and hardware have also been reviewed and FFCA has identified a few third-party products that are scheduled for upgrades or replacement in the first half of 1999 as part of FFCA's ongoing maintenance of its information system technology.

COMPETITIVE CONDITIONS

         The financing of chain store real estate for multi-unit chain store operating companies is both competitive and fragmented. Competition exists in every geographic market in which FFCA seeks to invest. Competing participants include banks, insurance companies, finance companies, leasing companies and other real estate investment trusts. FFCA believes that it has several competitive advantages that enable it to be selective with respect to its real estate investments. The large market capitalization of FFCA permits it to make both large and small real estate investments and to obtain capital from numerous sources at competitive rates. FFCA's real estate investments are comprised of properties that are diversified by industry, chain store operator, chain and geographic location. Diversification reduces risk and has a favorable impact upon FFCA's access to, and cost of, capital. FFCA's "Preferred Client Program" is designed to offer forward financing commitments and a streamlined financing process for leading chain store operators in order to build on long-term business relationships instead of the historic industry practice of financing real estate on an inefficient, transaction-by-transaction basis. FFCA believes it offers superior client service resulting from continuity of its management and industry specialization and knowledge. FFCA, with the ability to provide both sale-leaseback financing and mortgage loans, improves the chain store operators' financing flexibility and provides a competitive advantage to FFCA in providing financing opportunities.

THE FOOD SERVICE INDUSTRY

         The food service industry, as defined by the U.S. Department of Commerce, is one of the largest sectors of the nation's economy. During 1998, the industry generated an estimated $338 billion of revenue, representing just under 4% of the Gross Domestic Product ("GDP") of the United States. The food service industry grew at an estimated inflation-adjusted rate of 2.6% during 1998 representing the seventh consecutive year of real sales growth for the industry.

         The food service industry is composed of three major food segments: commercial, institutional and military. The commercial food service sector includes full service and fast food restaurants, cafeterias/buffet restaurants, social caterers and ice cream/yogurt retail stores. Within the restaurant industry, the fast food group is typically defined as those restaurants perceived by consumers as fast food or take-out establishments without table service, specializing in pizza, chicken, hamburgers and similar food items. Full service includes those restaurants in the family, steak and casual dining sectors that do not meet the criteria for fast food. Although these segments can be further differentiated by price, it is consumer perception, as well as average  meal  price,  that  influence  how  individual  restaurant  chains  are categorized. Research indicates that an average fast food meal price approximates $3.40, while the cost of a full service meal averages between $6 and $23.

         Restaurant industry sales increased by $27 billion from 1995 to 1997, while expenditures on food at home increased only $15 billion. This implies that full service and fast food restaurants have actually taken business away from grocery and other retail outlets.

         FFCA believes that the restaurant industry will continue to experience consolidation, as the largest chains become increasingly dominant in an industry where cost control and economies of scale are critical. During the past decade, restaurant chains have increased market position in comparison to independent restaurant companies by achieving economies of scale and by developing strong brand equity. Much of the chains' market share gains in the past came at the expense of small, independent operators, who tended to be less sophisticated and less focused on new restaurant development. The top chains may face greater chain-versus-chain competition, however, rather than chain-versus-independent competition.

         During 1998, the fast food segment in the top 100 restaurant chains accounted for an estimated 70.8% of total sales and 84.6% of total units. As a result, FFCA's restaurant portfolio consists primarily of fast food concepts. Successful fast food operators have developed a low-cost structure, through a focus on efficient meal preparation processes and a strong retail distribution network that provides convenient, quality meals at affordable prices. Successful fast food operators have relatively simple operations, which contribute to their success as low-cost providers. Fast food operators can differentiate themselves from the competition through marketing efforts, increasing productivity by training employees and upgrading technology, and simplifying in-store processes.

         During 1998, new store development in the top 100 restaurant chains accounted for 2.7% of their average annual system-wide growth. The top 100 chains added 2,250 net new properties during 1998 compared to 4,879 in 1997. Restaurant industry maturing has resulted in a slower pace of new store development. As a result, FFCA principally finances existing properties rather than new construction. In recent years, investments in newly constructed restaurants have been a small percentage of new business for FFCA. In 1998, 1997 and 1996, the percentage of FFCA's new business related to existing restaurants (as compared to new restaurant construction) was 90%, 93% and 85%, respectively.

RESTAURANT CHAINS

         According to NPD ReCount, a national consulting group which specializes in the restaurant industry, restaurant chains having three or more properties accounted for approximately 46% of all restaurants in the United States in 1998. The majority of these properties are fast food restaurants, with others generally in the full service segment. Of the 213,000 chain restaurants having an identified restaurant concept as of December 31, 1998, approximately 117,500 were within the 100 largest restaurant chains. Each of these restaurant chains had 1998 projected total system-wide sales exceeding $195 million.

         FFCA believes that the largest national restaurant chains, along with prominent regional chains, are best positioned to compete effectively and retain or increase market share in the food service industry. These chains have strong regional or national presence, which provide them with a brand equity that translates into resilience within a mature and competitive industry. Accordingly, FFCA believes that a diversified portfolio of real estate investments primarily centered in major restaurant chains will lower investment risk. Restaurant chains with numerous corporate locations and extensive franchisee networks have effectively become significant food distribution systems with distinct competitive advantages over smaller chains and many independent restaurant operators. The establishment of such food distribution networks requires significant time and effort which results in certain restaurant chains having longer-term track records and more predictable performance patterns. This has resulted in the larger restaurant chains gaining greater dominance in the industry and growth in market share. However, the chain restaurant industry is a regional market type of business and nationally prominent restaurant chains often have definitive regional areas of strength and weakness. Therefore, FFCA's investment policy emphasizes strong restaurant operators who can successfully manage known restaurant chains in their markets and also takes into account the strength of specific restaurant chains.

THE CONVENIENCE STORE INDUSTRY

         The convenience store industry is a subset of two major industries: the food industry and the oil and gas industry. The convenience store portion of the sector evolved primarily out of neighborhood grocery stores, while the retail gas portion is a relatively small part of the large oil and gas industry, which also includes exploration and production of both oil and gas, refining, and transportation as well as retail sales.

         Convenience store sales have increased every year since the National Association of Convenience Stores started tracking industry sales in 1971. Industry sales in 1997 were $156 billion, 46% in merchandise sales and 54% in gasoline sales. Because of gasoline margin volatility and more strict tobacco legislation, many petroleum marketers have added or are adding convenience stores and other ancillary services to their businesses, such as car washes, lube shops, and fast food stores to contribute more consistent margins.

         Gasoline retailers have been closing older and underperforming locations because of three factors: (i) costs associated with underground storage tank upgrades to comply with a December 1998 regulatory deadline; (ii) increased costs of doing business; and (iii) low margins. The net effect on the industry is a decrease in the number of gasoline stations and an increase in both the number of convenience stores with gasoline and the number of gasoline dispensers available per location, reflecting the increase in both the gasoline demand and average station size. The number of convenience stores increased 1.6% in 1997 to 95,700, while the number of gasoline stations declined 1.2% between mid-1996 and mid-1997.

         Gasoline prices have decreased in recent months and retail margins have tightened. Over the past twelve months, price decreases have been attributable to a warm winter, lower demand in Asia, and increased output from OPEC and non-OPEC producers. However, lower gasoline prices have caused some drivers to use better grades of gasoline, providing higher margins. The Energy Information Agency forecasts a 1.7% increase in gasoline demand in 1999 and that retail prices should remain depressed as well.

         Increased competition, margin volatility, and the increased cost of doing business are expected to promote further consolidation in the industry. To improve profitability, several major oil companies have announced mergers or have merged their refining, transportation and marketing operations. In addition, mergers and acquisitions are occurring among traditional convenience store chains. Many chains are closing unprofitable locations and refocusing on core markets, divesting locations outside their core area. The largest North American convenience store chains are adding more units, with the top 10 adding 1,452 convenience stores in 1997 and the top 50 adding 781 convenience stores in 1997. Nine of the top 10 chains are petroleum marketers, which also dominate the top 50, operating approximately 60% of all outlets held by the top 50 companies.

THE AUTOMOTIVE SERVICES AND PARTS INDUSTRY

         The automotive services and parts industry refers to companies engaged in the service, repair, maintenance and sale of products for motor vehicles after their sales to the public. The services sector includes fluids, under the car, under the hood, tires, autobody, and various combinations of these services, while the parts sector is comprised of accessories and replacement parts. Competitors in the automotive services and parts industry include automotive dealerships, parts stores, full service gasoline stations, general repair garages, tire outlets, discounters and mass merchandisers, and specialty shops (mufflers, tune-ups, transmissions, paint and bodywork, fast lube oil changes and auto glass). While some companies adopt a single service/product line approach, others have expanded to multiple lines.

         The 1997 automotive services and parts industry reached $137 billion in sales, a 3.3% increase over 1996 according to the Lang Marketing Resources, an acknowledged industry expert. Purchased services, i.e. all labor costs (not including parts) paid by end users, totaled $36 billion, or 26.3% of the automotive services and parts industry, a 4% increase over 1996. Car products accounted for 30.4% of the automotive services and parts industry, down from 31.6% in 1996; truck products exceeded car products for the second year at 35.5% and other products accounted for 7.8% of the automotive services and parts industry. Products do not include autobody parts, crash parts, audio equipment, sound accessories, fuel, tires, wheels, and other miscellaneous accessories.

         Do-it-yourselfers ("DIY") purchased $19 billion in car and truck products in 1997, a 6% increase over 1990. Meanwhile, purchased or do-it-for-me ("DIFM") services have increased nearly 80% between 1987 and 1997, totaling $36 billion in 1997. The implication is that DIFM services is a growth area and DIY product sales (sold at automotive parts stores) is mature.

         The growth in the DIFM sector is attributed to two-income families with increased time pressures, a general increase in consumer demand for convenience, an increase in the number of foreign vehicles, emissions testing requirements, increased vehicle sophistication, decreasing blue collar jobs, and most importantly, aging baby boomers with disposable income. The last trend, aging baby boomers, is expected to continue to drive growth in this sector into the next century. In recent years, DIFM shops began to franchise and rapidly expand. This trend is expected to continue.

         Many of these chains are growing through the acquisition of smaller, independent operators. Lube chains have been pursuing franchisees of other brands to join with them. The industry growth rate for fast lube services was 7.5% between 1996 and 1997. The top 10 fast lube chains account for over 33.4% of all fast lube outlets and an estimated 12.4% of all stores that change oil. The anticipated 1998 growth rate for the top ten lube chains is 20.5%.

         The specialty repair shop share of the car and light truck service market grew from 12.6% in 1986 to 20.5% in 1997. Between 1993 and 1997, product sales growth for specialty repair shops was 47%. Specialty repair shops captured an 18% share of service bays in 1997, increasing their number of bays 18.5% between 1987 and 1997, while the number of bays operated by service stations/garages and vehicle dealers decreased significantly, 20.1% and 10.4% respectively, during the same period. Service bays are handling more vehicles, approximately 160 vehicles per service bay in 1997 (up from 126 vehicles per bay in 1987), and this ratio is estimated to grow to 175 vehicles per bay by the year 2002.

         Automotive parts retail chains, servicing the DIY customer, have experienced rapid consolidation as small regional chains sell stores to larger chains. A positive factor for this sector is that the average age of vehicles is increasing, while new car prices continue to climb. Aiding the overall industry is an increase in the average number of miles driven annually, an increase in the number of drivers, and closure of full service gas stations. However, with the advent of vehicles that can drive 100,000 miles before a tune-up and generally improved product quality, product sales are not likely to see major increases in the next few years. Retail automotive parts stores sell 38% of DIY customer purchased products. The number of retail automotive parts stores increased 22% between 1990 and 1997 to 13,320, and is expected to increase to nearly 16,000 stores by the year 2000, a 20% increase over the 1997 count. The top 10 parts retailers accounted for over 42% of automotive parts stores and experienced a 9.3% increase in outlets between early 1996 and year-end 1997.

REGULATION

         FFCA, through its ownership and financing of real estate, is subject to a variety of environmental, health, land-use, fire and safety, and other regulation by federal, state and local governments that affects the development and regulation of chain store properties. FFCA's leases and mortgage loans impose the primary obligation for regulatory compliance on the operators of the chain store properties. Subject to the environmental discussion included in Item 2 "Properties", in most instances, FFCA does not have primary responsibility for regulatory compliance and any obligation of FFCA would be based upon the failure of chain store operators to comply with applicable laws and regulations.

         No portion of FFCA's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States Government. FFCA does not manufacture any products and therefore does not require any raw materials in order to conduct its business.

RECENT LEGISLATION

         FFCA, as the owner or lender with respect to chain store real estate, was not materially or directly affected by recent legislation in 1998; however, chain store operators under lease and loan agreements with FFCA may be affected by recent legislation. Although federal law to increase the minimum wage was defeated in 1998, a number of states initiated legislation to increase their minimum wage. Eight states currently have minimum wages that exceed the federal minimum wage. To the extent that chain store operators are unable to increase prices to reflect higher labor costs or to more efficiently use existing labor, the profitability and cash flow of a chain store may decrease. The effect of increases in minimum wages may be minimal for those chain store operators who are required to pay higher wages because of market conditions.

ITEM 2.  PROPERTIES.

         FFCA provides real estate financing to multi-unit operators of chain restaurants, convenience stores and automotive services and parts outlets, primarily through long-term real estate leases and mortgage loan financing. At December 31, 1998, FFCA had interests in 3,592 properties consisting of investments in 2,722 chain restaurants, 710 convenience stores, 150 automotive outlets and 10 other retail properties.

         FFCA's portfolio included 2,109 chain store properties represented by investments in real estate mortgage loans and properties subject to leases and 1,483 properties represented by securitized mortgage loans in which FFCA holds a residual interest. Of the 2,109 properties included in FFCA's investment portfolio at December 31, 1998, FFCA has an ownership interest in 1,933 properties on a fee-simple basis in which FFCA holds title to the property (the "owned" properties). The real estate owned by FFCA consists of the land and buildings comprising each chain property, except for approximately 19 properties at December 31, 1998 on which FFCA holds title to the land only and made mortgage loans for the related buildings (the "hybrid mortgages"). The properties owned by FFCA and the land related to the hybrid mortgages are leased to the chain operators under long-term net leases. The remaining properties represent mortgage loan financing transactions in which FFCA generally holds a first mortgage on the land and buildings comprising the properties (the "financed properties"). On approximately 150 of the financed properties, FFCA made mortgage loans for the buildings and improvements and the borrowers lease the land from third parties under ground leases.

         FFCA's chain store properties are typically located on commercial corridors with significant automobile traffic and are characterized by high visibility and easy access required for retail property. Locations generally fall into five categories, including shopping center and mall pad or outparcel sites, interstate highway locations, central business district locations, residential neighborhood locations and retail and commercial corridor locations. Generally, all properties owned or financed by FFCA are freestanding and surrounded by paved parking areas. A chain store is located on each of the properties except ten, which were converted to other uses, such as a bank and an optical retail outlet.

         The land size for a typical fast food restaurant generally ranges from 30,000 to 45,000 square feet, with original acquisition costs generally ranging from $300,000 to $450,000. Full service restaurant land averages range from 40,000 to 80,000 square feet and from $500,000 to $900,000 in land acquisition costs. The buildings are principally of the current design of the restaurant concept and are rectangular buildings constructed from various combinations of stucco, steel, wood, brick and tile. Fast food restaurant buildings generally range from 1,500 to 4,000 square feet in size, with the larger stores having a greater seating capacity and equipment area. Site preparation varies depending upon the area in which the fast food restaurant is located and on the size of the building and site. Building and site preparation costs generally range from $250,000 to $650,000 for each property. Full service restaurant building averages range from 5,000 to 9,000 square feet and from $950,000 to $1.7 million in building costs.

         Convenience store sizes range from 800 square feet for a gas station with a store that sells only the fast moving items found in a traditional convenience store (tobacco, beverages and snacks) to 5,000 square feet for a store that has a bakery, a sit down restaurant area or a pharmacy (many of these locations also sell gasoline). The typical convenience stores generally range in size from 2,000 to 3,000 square feet. The original investment per new store averages $850,000 for a rural convenience store (approximately 30% land, 40% building and 30% equipment) and $1.1 million for an urban convenience store (approximately 35% land, 40% building 25% equipment).

         Automotive services and parts outlets range in size depending on the type of store. Automotive parts outlet buildings generally range from 6,000 to 9,000 square feet with total original acquisition costs ranging from $800,000 to $1.8 million. Quick lube buildings are typically 2,500 square feet and are on 17,000 to 25,000 square feet of land. Most are located within shopping centers and have 2-6 bays, with total acquisition costs ranging between $500,000 and $700,000. Combination specialty stores (offering brakes, mufflers, lube, etc.) are typically free standing, drive-through buildings generally ranging from 2,200 to 3,400 square feet on a lot or shopping center pad of approximately 15,000 to 25,000 square feet. Total acquisition costs range from $550,000 to $900,000.

         Management believes that its chain store properties are covered by adequate comprehensive liability, fire, flood and extended loss insurance provided by reputable companies, with commercially reasonable and customary deductibles and limits. The financing agreements with FFCA require each chain store operator to carry certain types and amounts of insurance. There are, however, certain types of losses (such as from wars or earthquakes) that may be either uninsurable or not economically insurable in some or all locations.

         The properties, which FFCA either purchases or finances, are subject to certain requirements and potential liabilities under federal, state and local environmental laws and regulations. Certain environmental laws impose liability on property owners for the presence of hazardous substances on their properties regardless of whether the owner was responsible for the release of such substances. Under some environmental laws, a lender may, under certain limited circumstances, be deemed to be an "owner" or "operator" of a property, thereby imposing liability upon such lender for the cost of responding to a release or threat of a release of hazardous substances on or from a borrower's property, regardless of whether a previous owner caused the environmental damage. Federal and state environmental laws have established a regulatory program for the detection, prevention and clean-up of leaking underground storage tanks.

         FFCA's policy with respect to environmental risks, which has been in effect since mid-1994, is that all properties which are to be either acquired or financed shall have been the subject of (a) a Phase I environmental assessment which concludes that no further investigation is necessary (if the Phase I assessment recommends further investigation, a Phase II environmental assessment which concludes that no remediation or further action is required) or, (b) an environmental insurance policy from a third-party insurance carrier. Properties acquired from FFCA's predecessors did not have environmental investigations performed either at the time FFCA acquired the properties from its predecessors or when such properties were acquired by the predecessor entities. FFCA is not currently a party to any litigation or administrative proceeding with respect to any property's compliance with environmental standards. Furthermore, FFCA does not anticipate the need to expend any of its funds in the foreseeable future in connection with its operations or ownership of existing properties relating to environmental considerations which would have a material adverse effect upon FFCA.

         In the case of properties to be acquired or financed in which underground storage tanks are present and gasoline or other petroleum products are being dispensed, FFCA has adopted a policy that environmental insurance must be obtained for the benefit of FFCA. Such insurance provides coverage for certain environmental remediation, compliance and clean-up costs incurred in connection with the presence at, or migration from, the insured property of hazardous materials and other pollutants, as well as liability to third parties.

         In the case of properties financed by FFCA through mortgage loans, the environmental insurance policy term equals the full term of the related mortgage loan. In the event of a loss (as defined in the policy), the insurer must pay the lesser of (a) the cost of remediation and other clean-up costs and expenses, and (b) the outstanding principal balance due under the applicable mortgage loan, less a deductible amount. In the case of properties acquired by FFCA in sale-leaseback or similar transactions, title is acquired in the name of a special purpose subsidiary of FFCA formed solely for the purpose of holding title to such properties. The environmental insurance policy that is issued where FFCA purchases the property is for a term of 20 years, subject to renewals for ten-year periods. In assessing the environmental risk associated with the ownership of potentially contaminated real property, FFCA obtains from its insurer an environmental risk assessment upon which it bases its decision whether to purchase a given property and the amount of coverage to obtain. In all instances, it is FFCA's policy to purchase coverage in an amount equal to 100% of the worst-case estimate of the cost of remediation as determined by the environmental insurer, less the deductible amount. In certain circumstances FFCA may permit a chain store operator to self-insure for certain types of losses. An uninsured loss could result in a loss to FFCA of both its capital investment and anticipated revenue from the affected property.

         FFCA's lease and mortgage loan financing documents require each chain store operator to make any expenditure necessary to comply with applicable laws and as may be required under any applicable franchise agreement; therefore, FFCA is generally not required to make significant capital expenditures in connection with any property it financed. Capital expenditures amounted to approximately $120,000 in 1998 and $16,000 in 1996. There were no capital expenditures on properties in 1997.

         As of February 18, 1999, FFCA owned or had financed 3,652 properties in 48 states and Canada and all but 20 of the properties were being leased or were performing under a mortgage loan agreement. Of the nonperforming properties, two are being actively remarketed for lease and 18 are currently held for sale after extensive efforts to remarket these properties did not produce suitable lessees. Vacant properties held for sale represent less than one percent of FFCA's total real estate investment portfolio.

         FFCA invests in chain store real estate throughout the United States. No one property is a principal property of FFCA, because each property represents less than one half of one percent of FFCA's total assets. Reference is made to the Schedule of Real Estate and Accumulated Depreciation (Schedule
III) filed with this Report for a summary of the geographic diversity of the properties owned by FFCA as of December 31, 1998. In addition, FFCA has financed, through mortgage loans, certain chain store properties located throughout the United States and in Canada (though investments in Canada are not significant). Reference is made to the Schedule of Mortgage Loans on Real Estate (Schedule IV) filed with this Report for a summary of properties financed through mortgages in FFCA's held-to-maturity portfolio. FFCA has also originated mortgage loans held for sale which total $163 million at December 31, 1998. Generally, these loans are first mortgage loans on the land, buildings and/or equipment of restaurants, convenience stores or automotive services and parts outlets. The properties financed through these mortgage loans are geographically diverse, ranging from 8.5% located in the West North Central region of the United States to 15% located in the East North Central region.

         During 1998, approximately 72% of FFCA's revenues were derived from real estate investments leased to chain store operators. The leases are generally 15 to 20 years in length with two or four five-year renewal options. The expiration schedule of the initial term of FFCA's leases extends through 2018, with a weighted term of such investments of 13 years as of December 31, 1998. Twelve percent of FFCA's investments in properties subject to operating leases have terms that expire in the year 2005 and 13% expire in the year 2018. In all other years, expiring leases represent less than 10% of total lease investments. With expected continued investment activity, FFCA anticipates that its exposure to annual lease expirations will become more diversified.

         FFCA also owns its corporate headquarters located at The Perimeter Center in Scottsdale, Arizona, consisting of approximately 60,000 square feet of building on approximately five acres of land. The land and building comprising FFCA's corporate headquarters serve as collateral on the related mortgage note payable. Beginning in December 1998, FFCA also rents approximately 3,300 square feet of office space in an office building adjacent to its corporate headquarters. The office space is under a three-year lease at approximately $75,000 per year plus common area expenses.

ITEM 3.  LEGAL PROCEEDINGS.

         FFCA is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against FFCA or its properties, other than routine litigation arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of FFCA's security holders during the fourth quarter ended December 31, 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         FFCA's common stock is currently traded on the New York Stock Exchange ("NYSE") under the symbol FFA. FFCA began trading on the NYSE on June 29, 1994. The following table sets forth the high and low sales prices per share as quoted by the NYSE for the following quarters of the fiscal years indicated:

                                        SALES PRICES         DIVIDENDS
          FISCAL 1998                HIGH          LOW       DECLARED
          -----------                ----          ---       --------
          Fourth Quarter           $27.813       $21.750       $ .49
          Third Quarter             28.000        22.500         .47
          Second Quarter            28.250        24.813         .47
          First Quarter             28.625        26.188         .47
                                                               -----
                                                               $1.90
                                                               =====
          FISCAL 1997
          Fourth Quarter           $27.875       $24.250       $ .47
          Third Quarter             27.563        24.188         .45
          Second Quarter            27.000        22.750         .45
          First Quarter             27.500        23.750         .45
                                                               -----
                                                               $1.82
                                                               =====

         Future distributions will be dependent upon cash flow from operations, financial position and cash requirements of FFCA. Management of FFCA anticipates that cash generated from operations will be sufficient to meet operating requirements and provide the level of shareholder distributions required to maintain its status as a REIT.

HOLDERS

         There were 17,120 holders of record of FFCA's shares of common stock as of February 18, 1999; however, FFCA believes the total number of shareholders of FFCA to be in excess of 69,000 since nominees hold certain shares.

DIVIDEND REINVESTMENT PLAN

         FFCA has a dividend reinvestment plan (the "Plan") which allows shareholders to acquire additional shares of FFCA common stock by automatically reinvesting dividends. Shares are acquired pursuant to the Plan at a price equal to 98% of the market price of such shares on the dividend payment date, without payment of any brokerage commission or service charge. Shareholders who do not participate in the Plan continue to receive dividends, as declared. As of February 18, 1999, shareholders owning approximately 7% of the outstanding shares participate in the Plan.

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected financial data presented in the table below summarizes certain consolidated financial information of FFCA and its wholly-owned subsidiaries, as well as that of its predecessor companies, for the five years in the period ended December 31, 1998. The merger of FFCA with its predecessors occurred on June 1, 1994 and was accounted for as a reorganization of affiliated companies under common control in a manner similar to a pooling of interests. Under this method, the assets and liabilities of the predecessor companies were carried over at their historical book values and their operations have been recorded on a combined historical basis.

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

                                                                                                  1994
                                                                                              (restated on
                                                                                               a combined
In thousands, except per share data           1998          1997         1996         1995        basis)
----------------------------------------------------------------------------------------------------------
OPERATIONS DATA (a)
  Total revenues                           $  169,568   $  134,988   $  121,166   $  102,583   $   91,062
  Income before gain (loss) on sale
     of property and other                     85,182       65,707       60,036       52,816       51,319
    Gain (loss) on sale of property (c)        10,535        5,471        9,899          977        2,784
  Income before extraordinary item (d)         95,717       72,897       68,539       53,793       25,905(b)
  Net income (b)                               95,717       72,897       68,539       51,329       25,905(b)
  Dividends/Distributions declared             93,004       75,004       72,846       72,471       75,913
  Earnings Per share, assuming dilution:
    Income before gain (loss) on sale of
    property
       and other costs                     $     1.78   $     1.59   $     1.48   $     1.31   $     1.27
    Income before extraordinary item (d)   $     2.00   $     1.76   $     1.69   $     1.33   $     0.64
    Net income                             $     2.00   $     1.76   $     1.69   $     1.27   $     0.64
    Dividends/Distributions declared       $     1.90   $     1.82   $     1.80   $     1.80   $     1.82
  Weighted average common and common
        equivalent shares outstanding          47,908       41,333       40,603       40,294       40,251

----------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA (a)
  Real estate owned, at cost               $1,274,600   $  951,305   $  868,215   $  794,580   $  681,126
  Mortgage loans receivable                    43,343       35,184       57,808      199,486       65,980
  Mortgage loans held for sale                163,172      251,622           --           --           --
  Note receivable from affiliate (e)               --           --      147,616           --           --
  Other investments                           113,692       55,185       37,836           --           --
  Total assets                              1,460,429    1,179,198      988,776      843,504      612,228
  Notes payable                               500,168      309,360      298,956      198,702           --
  Borrowings under line of credit             188,000      302,000      150,500      110,000       59,000
  Other debt                                    8,500        8,500        8,500        8,500        8,500
  Shareholders' equity                     $  716,434   $  522,996   $  495,370   $  493,817   $  514,107

----------
(a) The information for periods prior to June 1, 1994 is, in effect, a restatement of the historical operating results of FFCA I and the public limited partnerships as if they had been consolidated since January 1, 1994. The per share amounts for the same periods were computed as if 40.251 million shares of FFCA stock were outstanding.
(b) Net income for the year ended December 31, 1994 was impacted by REIT transaction costs recognized upon consummation of the merger of FFCA and its predecessor entities.
(c) Results of operations may be largely impacted by gains or losses on the sale of properties or as a result of securitization transactions. Of the 1998, 1997 and 1996 gain on the sale of property, $6.2 million, $430,000 and $7.1 million, respectively, relates to the securitization transaction completed in that year.
(d) Income before extraordinary item excludes debt extinguishment charges of $2.5 million in 1995.
(e) Note receivable from FFCA's former affiliate, FFCA Mortgage Corporation, which was dissolved in 1997, represents mortgage loans held for sale by the affiliate.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         Franchise Finance Corporation of America ("FFCA") is a self-administered real estate investment trust ("REIT") which provides real estate financing to multi-unit operators of chain restaurants, convenience stores and automotive services and parts outlets. FFCA offers financing through various products, including long-term real estate leases, mortgage loans, equipment loans and construction financing. At December 31, 1998, FFCA had interests in 3,592 properties representing over $1.6 billion in gross investments in chain store properties located throughout the United States and in Canada. In addition to this geographic diversification, the portfolio is also represented by more than 450 different operators in approximately 100 retail chains. FFCA's portfolio included 2,109 chain store properties represented by investments in real estate mortgage loans and properties subject to leases and 1,483 properties represented by securitized mortgage loans in which FFCA holds a residual interest.

LIQUIDITY AND CAPITAL RESOURCES

         During 1998, FFCA originated $928 million in new sale-leaseback and mortgage loan investments. This surpassed FFCA's 1997 investment level of $504 million by 84%, while the 1997 investment level represented an increase of nearly 50% over 1996's investments of $340 million. With over 1,200 properties financed during 1998, FFCA's portfolio represents nearly 3,600 locations throughout the United States and in Canada and cumulative investment activity now totals over $2 billion since the formation of the REIT in June 1994. FFCA's rate of investment growth has increased beginning with the introduction of its mortgage loan financing products in 1995 and 1996. By 1998, mortgage loans had grown to represent nearly 60% of new investments as compared to 48% in 1995. Aside from growth generated by new restaurant financings, recent investment growth is also attributable to FFCA's expansion into the convenience store and automotive services and parts industries that accounted for 46% (over $426 million) of the investments made during 1998 as compared to 18% ($93 million) in 1997. These industries were targeted by FFCA because they meet FFCA's existing investment criteria and the real estate they require is similar in many respects to the locations chosen by chain restaurants.

         FFCA initially funds its investments in chain store properties with cash generated from operations and draws on its unsecured credit facility. This revolving credit facility bears interest at a spread above the one-month LIBOR rate for a weighted average interest rate of 6.57% in 1998 as compared to a weighted average interest rate of 6.63% in 1997 and 7.12% in 1996. The revolving credit facility is used as a warehousing line for properties pending the issuance of additional debt or equity securities of FFCA. This facility is also used to warehouse mortgage loans until a sufficiently large and diverse pool is accumulated to warrant the sale of the mortgage loans through a securitization transaction or other loan sale arrangement. Borrowings under the revolving credit facility totaled $738 million in 1998 (as compared to $503 million in 1997 and $254 million in 1996). During 1998, borrowings were repaid through a combination of cash proceeds from the issuance of common stock ($191 million) and unsecured notes ($190 million) and from securitization transactions ($540 million) including the use of a new loan sale facility. Cash proceeds from the sale of property, the collection of mortgage loan and note principal payments and the receipt of mortgage loan and note payoffs, aggregating approximately $101 million in 1998 (as compared to $64 million in 1997 and $52 million in 1996), were also available to fund new investments.

         To accommodate FFCA's portfolio growth, FFCA increased its capital in 1998 by entering into various equity transactions. During the first half of 1998, FFCA raised a total of $83 million through the sale of 3.1 million shares of common stock to three separate unit investment trusts (as compared to $23 million raised in 1997 from the sale of nearly one million shares to a unit investment trust). In March 1998, FFCA sold approximately 3.8 million shares of common stock to an affiliate of Colony Capital, Inc. ("Colony"), a Los Angeles based real estate-related investment firm. Colony made the $100 million equity investment in newly issued shares of FFCA common stock, making Colony the largest shareholder of FFCA and adding to FFCA's financial flexibility and capabilities. In addition, Colony has warrants to purchase an additional 1,476,908 shares of FFCA's common stock and has the right to designate for nomination a member to FFCA's Board of Directors. FFCA used the cash proceeds from the sale of stock to reduce amounts outstanding on its revolving credit facility.

         As 1998 progressed, turbulence in the capital markets began impacting FFCA's cost of borrowings, which rose despite prevailing lower long-term home mortgage and government borrowing rates. In the first half of 1998, FFCA issued $17 million in unsecured notes due in 2007, bearing interest at a rate of 6.86% and $30.5 million in unsecured notes due in 2008, bearing interest at a rate of 7.07%. In October 1998, in the midst of the turbulent conditions, FFCA issued $150 million in senior unsecured notes due 2003 at a rate of 8.25%.

         In August 1998, FFCA entered into a $600 million loan sale facility with a third party, who initially committed to purchase up to $300 million of loans from FFCA. Then conditions in the securities markets, specifically the asset-backed securities markets, became less favorable than they were in the first half of 1998. These changes in market conditions could impact FFCA's ability to originate and sell mortgage loans on an advantageous or timely basis. Accordingly, to increase its financial flexibility, FFCA obtained the commitment of all $600 million on the loan sale facility. This loan sale facility permits FFCA to sell loans on a regular basis to a trust for an agreed-upon advance rate. Upon the sale of such loans, FFCA acts as servicer for the loans. The loan sale facility is available through October 1999. In the first five months of this facility, FFCA sold mortgage loans with an aggregate principal balance of $264 million and received $225 million in cash proceeds plus trust certificates representing the remaining 15% of the loan sale price. The trust certificates are held until the loans are sold by the trust at which time FFCA will receive subordinated certificates of the subsequent securitization and any excess proceeds received by the trust from the loan sale.

         In September 1998, Duff & Phelps Credit Rating Co. upgraded FFCA's senior unsecured debt from BBB- to BBB. The rating upgrade was based on FFCA's continued strong financial performance, general reduction in operator and concept concentrations and improved financial flexibility. This financial flexibility gave FFCA the ability to efficiently access capital at a time when some of its competitors were unable to do so.

         Subsequent to 1998, FFCA increased its liquidity to ensure the availability of capital for the funding of new investments. FFCA successfully completed an equity offering in January 1999, raising net proceeds of approximately $146 million through the issuance of 6.7 million shares of FFCA common stock. Then in February 1999, FFCA entered into a new $75 million revolving loan facility with a bank on substantially the same terms and conditions as the existing $350 million revolving loan facility. As of February 18, 1999, FFCA had $393 million available on $425 million of bank revolving loan facilities and $327 million available on its $600 million loan sale facility.

         FFCA's anticipated investments include commitments totaling approximately $625 million at December 31, 1998. These commitments were made to several large operators who operate chain restaurants, convenience stores and automotive services and parts outlets, to acquire or finance (subject to FFCA's customary underwriting procedures) approximately 545 chain store properties over the next year. Due to the increase in FFCA's borrowing costs caused by the turbulence in the capital markets in mid 1998, FFCA renegotiated its commitments at more favorable rates. FFCA anticipates funding these specific commitments, and other investments in chain store properties, through amounts available on its revolving credit and loan sale facilities, issuance of additional unsecured debt, issuance of mortgage-backed securities through securitization or issuance of additional equity securities of FFCA.

         FFCA has a dividend reinvestment plan that allows shareholders to acquire additional shares of FFCA stock by automatically reinvesting their quarterly dividends. As of February 18, 1999, shareholders owning approximately 7% of the outstanding shares of FFCA common stock participate in the dividend reinvestment plan and dividends reinvested during 1998 totaled $6 million as compared to $5.8 million in 1997 and $4.9 million in 1996. For the fourth quarter, the Board of Directors approved raising FFCA's quarterly dividend to $0.49 from $0.47. This dividend is payable on February 19, 1999 to shareholders of record on February 10, 1999. Management anticipates that cash generated from operations will be sufficient to meet operating requirements and provide the level of shareholder dividends required in maintaining FFCA's status as a REIT.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         FFCA invests in certain financial instruments that are subject to various forms of market risk such as interest rate fluctuations, credit risk and prepayment risk. FFCA's primary exposure is the risk of loss that may result from the potential change in the value of its mortgage loans and investments held for sale as a result of changes in interest rates.

         FFCA manages its exposure to changes in interest rates through the use of interest rate agreements (primarily interest rate swap contracts) and by optimizing the use of variable-rate and fixed-rate debt. FFCA initially funds its investments in chain store properties with borrowings on its variable-rate credit facility. Investments in fixed-rate leases are then match-funded through the issuance of fixed-rate debt. The credit facility is also used to warehouse mortgage loans until a sufficiently large and diverse pool is accumulated to warrant the sale of the mortgage loans through a securitization transaction or other loan sale arrangement. Generally, from the time fixed-rate mortgage loans are originated until the time they are sold through a securitization transaction, FFCA hedges against fluctuations in interest rates through the use of derivative financial instruments. FFCA does not hold or issue derivative financial instruments for speculative trading purposes. The instruments used are interest rate agreements that are non-leveraged and involve little complexity. FFCA is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate contracts. FFCA minimizes its credit risk on these transactions by only dealing with leading, credit-worthy financial institutions and, therefore, does not anticipate nonperformance.

         At December 31, 1998, FFCA had interest rate swap contracts outstanding with a notional amount aggregating $28 million. Under the interest rate swap contracts, two parties agree to swap payments over a specified period where one party agrees to make payments at a specified fixed rate and the other party to the contract agrees to make payments based on a floating rate. The notional amount serves solely as a basis for the calculation of payments to be exchanged and is not a measure of the exposure of FFCA through its use of derivatives. FFCA intends to terminate these contracts upon securitization of the fixed-rate mortgage loans in 1999, at which time FFCA would generally expect to receive (if rates rise) or pay (if rates fall) an amount equal to the present value of the difference between the fixed rate set at the beginning of the interest rate swap contract and the then-current market fixed rate at the time of termination. At that time, both the gain or loss on the securitization of the fixed-rate mortgage loans and the gain or loss on the termination of the interest rate swap agreements will be measured and recognized in the statement of operations.

         FFCA estimates that a hypothetical one percentage point increase or decrease in long-term interest rates at December 31, 1998 would impact the financial instruments described above and result in a change to net income of approximately 2%. This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of prepayment risk or credit spread risk). Therefore, although it gives an indication of FFCA's exposure to interest rate changes at December 31, 1998, it is not intended to predict future results and FFCA's actual results will likely vary.

         FFCA is subject to credit risk on its portfolio of mortgage loans and real estate investment securities held to maturity. FFCA addresses its exposure to credit risk by maintaining diversity in its portfolio by industry, geographic area, chain and operator. In addition, FFCA maintains disciplined underwriting standards and actively manages its portfolio.

YEAR 2000 READINESS

         FFCA'S STATE OF READINESS. FFCA successfully implemented its new accounting and servicing information system in January 1998 and its new property management system was deployed in July 1998. The design and implementation of these new systems, including related upgrades in computer hardware, was necessary to develop a more efficient portfolio servicing system that would permit a high level of growth in the FFCA portfolio while containing operating costs. FFCA invested $1.7 million during 1998, $1.6 million during 1997 and $70,000 during 1996 towards the development and installation of these systems. The new systems are also "Year 2000" compliant which means that the systems will appropriately address any dates that refer to the 21st century. FFCA has taken a proactive approach in dealing with the issues associated with the Year 2000 and a five-phase process to address this challenge was approved by FFCA's computer steering committee. This plan includes: (1) an inventory and assessment of the systems and electronic devices that may be at risk; (2) the identification of potential solutions; (3) the implementation of upgrades or replacements to affected systems or devices; (4) the verification of compliance and testing of the revised systems; and (5) the training of users on the new systems. To date, FFCA has completed a review of its software and hardware and determined, through a combination of internal testing and vendor representations that their products have been tested and are compliant, that all mission-critical systems (those systems that are necessary to conduct FFCA's business activities) are Year 2000 compliant. Non-mission critical software and hardware have also been reviewed and FFCA has identified a few third-party products that are scheduled for upgrades or replacement in the first half of 1999 as part of FFCA's ongoing maintenance of its information system technology.

         THE COSTS TO ADDRESS FFCA'S YEAR 2000 ISSUES. Based on current estimates and plans, FFCA believes the costs of addressing Year 2000 issues will not be material.

         THE RISKS OF FFCA'S YEAR 2000 ISSUES. FFCA believes the most reasonably likely worst case scenario will be indirect in nature involving third parties such as clients, vendors and suppliers which may not have successfully dealt with their Year 2000 issues. FFCA continues to assess the key third parties that it relies upon; however, FFCA has not yet been assured that all of the computer systems of its clients, vendors and suppliers will be Year 2000 compliant. For example, if suppliers of FFCA's energy or telecommunications fail to become Year 2000 compliant, such failure possibly could have an adverse effect on FFCA's ability to conduct daily operations or to communicate with its clients and vendors. While FFCA continues to analyze these risks, it is possible that information relevant to such analysis will not be made available to FFCA, or that potential solutions will not be within FFCA's control. In addition, there can be no guarantee that FFCA's efforts will prevent a material adverse impact on its results of operations, financial condition and cash flows. FFCA believes that its readiness program, including the contingency plans discussed below, should significantly reduce the adverse effect any disruptions may have.

         FFCA'S CONTINGENCY PLANS. FFCA will continue to monitor and evaluate its key clients, vendors and suppliers to determine the extent that FFCA is vulnerable to those third parties' possible failure to become Year 2000 compliant. FFCA expects to develop contingency plans throughout 1999, on an as needed basis to address these concerns, where reasonable to do so. These plans may include identifying and securing alternate suppliers of services and other measures considered appropriate by management. Once developed, the contingency plans will be continually refined, as additional information becomes available.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEARS ENDED DECEMBER 31, 1997 AND 1996

         FFCA had net income of $95.7 million ($2.00 per share, assuming dilution) in 1998 as compared to $72.9 million ($1.76 per share) in 1997 and $68.5 million ($1.69 per share) in 1996. The increases in net income each year resulted from increased revenues due to the continued growth in FFCA's real estate investment portfolio. Revenues rose to $170 million in 1998 from $135 million in 1997 and $121 million in 1996.

         FFCA's primary source of revenues continues to be rental revenues generated by its portfolio of chain store properties that are leased to operators on a triple-net basis. Rental revenues represented 72% of total revenues in 1998 as compared to 75% in 1997 and 79% in 1996. With the introduction of FFCA's mortgage financing products in 1995, the proportion of total revenues generated by lease financing has decreased, though lease revenues generated each year continue to be higher than in the previous year. Most of the increases in rental revenues each year resulted from new investment activity. New investments in property subject to operating leases totaled $365 million in 1998, $140 million in 1997 and $129 million in 1996. Generally, property purchases occur throughout the year, resulting in weighted average balances for these new investments of $145 million in 1998, $43 million in 1997 and $60 million in 1996. Weighted average base lease rates on the new investments were 9.9% in 1998 as compared to 9.3% in 1997 and 10.5% in 1996. Partially offsetting the revenue increases generated by the new investments were decreases in rent revenues related to properties sold.

         A large number of the leases in FFCA's portfolio provide for a base rental plus contingent rentals based on a percentage of the gross sales of the related chain stores. Such contingent rentals totaled $7.6 million in 1998 as compared to $6.4 million in 1997 and $5 million in 1996. The increases relate primarily to increases in individual store-level sales volumes and to lessees whose sales levels have, for the first time, exceeded the threshold where contingent rentals are due. Generally, the remaining leases provide for rent increases during the lease term based on increases in the consumer price index or other rent escalation features.

         A portion of FFCA's revenues relates to the origination and subsequent sale of mortgage loans through securitization transactions. In 1997, mortgage investment activity was split between FFCA and an unconsolidated taxable affiliate, FFCA Mortgage Corporation (Mortgage Corp.). When considered together, the mortgage interest income from FFCA's direct investments in mortgage loans and related party interest income from indirect investments in mortgage loans (through Mortgage Corp.) totaled 15% of revenues in 1998, 1997 and 1996. FFCA originated $534 million in mortgage loans in 1998, $362 million in 1997 and $180 million in 1996. Rates achieved on the loans originated during 1998 averaged 8.9% as compared to 9.2% achieved during 1997 and 9.4% in 1996. This decrease in rates is reflective of the overall decrease in the interest rate environment over the years. The amount of mortgage interest income generated each year has been, and will continue to be, impacted by the amount of loans originated for sale each year and the timing of the sale of these loans through securitization transactions. Although FFCA no longer receives mortgage interest income from the mortgages it sold during 1996, 1997 and 1998, it retains certain interests through the purchase of subordinated investment securities that FFCA intends to hold to maturity. These securities generate revenues that are included in "Real Estate Investment Securities Income" in the accompanying financial statements and represented 8% of total revenues in 1998 as compared to 6% in 1997 and 2% in 1996.

         FFCA's revenue is generated by a real estate investment portfolio that is diversified by industry, by concept, by geographical area and by operator. FFCA finances chain store real estate in three industries, representing nearly 3,600 locations throughout the United States and Canada (though investments in Canada are not significant). During the year ended December 31, 1998, 91% of the revenues generated by the portfolio reflect restaurant investments, 7% reflect convenience store investments and 2% reflect automotive services and parts investments. With the addition of the convenience store and automotive services and parts industries in 1997, FFCA's portfolio has expanded to include over 100 different chains, including such well-known chains as Applebee's, Arby's, Burger King, Checker Auto Parts, Chevron, Circle K, Citgo, Hardee's, Jack in the Box, Midas Muffler Shops, Pizza Hut, 7-Eleven, Taco Bell, Texaco, Valvoline Instant Oil Change and Wendy's. The lease or mortgage loan agreements are with approximately 450 operators represented within FFCA's investment portfolio. Most of these are multi-unit operators, though no single operator represented 10% or more of FFCA's total portfolio revenues during 1998 and 1997. In 1996, one restaurant operator, Foodmaker, Inc. ("Foodmaker"), accounted for approximately 10.9% of FFCA's total rental and mortgage loan interest revenues. Foodmaker operates and franchises Jack in the Box restaurants. The relative decrease in the percentage of FFCA's revenue from Foodmaker since 1996 is due to the fact that FFCA's portfolio is growing and, as a result, Foodmaker is becoming a relatively smaller portion of the entire portfolio. As FFCA continues to grow, management expects the portfolio to continue to become more diversified.

         With the growth achieved in FFCA's real estate investment portfolio, expenses grew to $84.4 million in 1998 as compared to $69.3 million in 1997 and $61.1 million in 1996, primarily due to increases in interest expense each year. Interest expense rose by $8.1 million in 1998 and $8.8 million in 1997 due to the use of borrowings for investments in chain store properties. FFCA's average debt balance increased to $590 million in 1998 from $470 million in 1997 and $335 million in 1996. In addition, FFCA's borrowing rate has changed over the past several years due to changes in FFCA's debt structure, together with overall changes in the interest rate environment. FFCA's effective borrowing rate changed from 7.15% during 1996 to 6.93% during 1997 and 7.01% during 1998. FFCA issued its first unsecured medium-term notes totaling $100 million during 1996 at a weighted average interest rate of 6.98% and in 1997 FFCA issued $10.15 million in unsecured notes at a rate of 6.86%. During the first half of 1998, FFCA issued $47.5 million in unsecured notes at a weighted average rate of 6.99%. As discussed earlier, changes in the capital markets during the second half of 1998 caused an increase in FFCA's cost of borrowings from an average of 6.85% in the first quarter of 1998 to 7.29% during the fourth quarter of 1998. In June 1998, FFCA entered into an interest rate agreement with a notional amount of $100 million to hedge exposure to fluctuations in interest rates on anticipated debt. In October 1998, FFCA terminated this interest rate agreement upon the issuance of $150 million in senior unsecured notes due 2003 at a rate of 8.25%, at which time FFCA deferred (and amortizes into interest expense) the payment of approximately $7 million it made in settlement of this interest rate agreement.

         Despite the growth in revenues of 40% from 1996 to 1998, operating, general and administrative expenses increased only 24% during this same period and remained constant at a level of approximately 8% of revenue. The increase in operating expenses between 1996 and 1998 resulted primarily from the addition of personnel needed to expand FFCA's line of financial products and to increase FFCA's investment origination and servicing capacity. FFCA's recent investment in computer system technology has increased the efficiency of its information and portfolio servicing systems, which enables FFCA to expand its revenue base while containing operating costs. Property costs, which are primarily related to vacant or underperforming properties, have remained relatively unchanged since 1996 at approximately 1% of revenues.

         During 1998, FFCA continued to originate loans held for sale through securitization transactions. Certain mortgage loans originated by FFCA, its predecessors and affiliate totaling $335 million in 1998, $261 million in 1997 and $179 million in 1996 were securitized and Secured Franchise Loan Pass-Through and Trust Certificates were sold to investors through a trust. The majority of each securitized loan pool was sold to third parties, while FFCA retained the subordinated investment securities ranging from 9% to 12.5% of the mortgage loan pools' balance. In the 1996 securitization transaction, FFCA also purchased the interest-only certificate (carrying amount approximately $17 million and $21 million at December 31, 1998 and 1997, respectively). During 1998, FFCA also sold loans totaling $264 million through its loan sale facility and retained trust certificates representing approximately 15% of the loan sale price.

         The retained securities, totaling $113.7 million and $55.2 million at December 31, 1998 and 1997, respectively, generated $14.4 million, $7.7 million and $2.7 million of revenue in 1998, 1997 and 1996, respectively. The subordinated investment securities held by FFCA are the last of the securities to be repaid from the loan pool, so that if any of the underlying mortgage loans default, these securities take the first loss. Any future credit losses in the securitized loan pool would be concentrated in these subordinated investment securities retained by FFCA; however, FFCA originates and services mortgage loans and has the infrastructure in place to deal with potential defaults on the securitized portfolio (as it does with the mortgage loans it holds for investment). To date, there have been no losses from defaults in any of the securitized loan pools. FFCA also retained the servicing rights on the mortgage loans it sold.

         FFCA recorded net gains of $10.5 million on the sale of property during 1998 as compared to $5.5 million during 1997 and $9.9 million in 1996. Of these gains, the sale of mortgages generated gains totaling approximately $6.2 million in 1998, $430,000 in 1997 and $7.1 million in 1996. The gains on the sale of mortgages represent the difference between the carrying amount of the mortgage loans sold and their adjusted sales price. The gains on the sale of the mortgage loans were reduced by establishing reserves for estimated probable losses under the subordination provisions of the securitization transactions. The remaining gains represent the net effect of gains and losses from sales of property, which occur primarily through the lessee's exercise of purchase options and through the disposition of underperforming properties. During 1998, FFCA sold 57 properties and related equipment (nine of which were through the lessees' exercise of their purchase options on the properties). Mortgage prepayments received in 1998 represented another 49 properties. During 1997, FFCA sold 55 properties and related equipment (12 of which were through the lessees' exercise of their purchase options on the properties) as compared to 79 properties sold in 1996. Also during 1997, FFCA received a $20 million mortgage payoff representing 60 chain store properties.

         Approximately two-thirds of FFCA's land and building leases provide for purchase options and approximately one-half of these options are currently exercisable; however, only nine properties were sold through purchase options in 1998 and only 12 and 15 such properties were sold in 1997 and 1996, respectively. Where applicable, the lessee also has the option to purchase equipment at the end of the related equipment lease term. Generally, the purchase options are exercisable at fair market value (but not less than original cost in most cases). FFCA expects that the exercise of purchase options will continue to be insignificant.

         FFCA periodically reviews its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount of the property may not be recoverable, such as may be the case with vacant properties. If an impairment loss is indicated, the loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Gain on the sale of property on the consolidated statements of income for the years ended December 31, 1998, 1997 and 1996 is net of approximately $4 million, $1.9 million and $3.3 million, respectively, of loss related to vacant and underperforming properties. Vacant properties held for sale represent less than 1% of FFCA's total real estate investment portfolio. The vacancy level in the portfolio is currently at one-half of one percent and has remained at less than 2% since FFCA became a REIT in 1994.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         This item is  incorporated  by  reference  from  Item 7.  "Management's
Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk".

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         This item is incorporated by reference from the Registrant's definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 12, 1999, to be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION.

         This item is incorporated by reference from the Registrant's definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 12, 1999, to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         This item is incorporated by reference from the Registrant's definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 12, 1999, to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         This item is incorporated by reference from the Registrant's definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 12, 1999, to be filed pursuant to Regulation 14A.

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

          3.   EXHIBITS.

               The following is a complete list of exhibits filed as part of this Form 10-K. For electronic filing purposes only, this report contains Exhibit 27, the Financial Data Schedule. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
3.01 Second Amended and Restated Certificate of Incorporation of Franchise Finance Corporation of America (1)

3.02 Second Amended and Restated Bylaws of Franchise Finance Corporation of America (2)

4.01    Indenture dated as of November 21, 1995 (3)

4.02    Specimen of Common Stock Certificate (4)

4.03 Officers' Certificate relating to the 7% Senior Notes Due 2000 and the 7-1/8% Senior Notes Due 2005 of Franchise Finance Corporation of America(5)

4.04 Officers' Certificate relating to the Medium-Term Notes due Nine Months or More from Date of Issue of Franchise Finance Corporation of America(6)

4.05 Form of Medium-Term Fixed Rate Note and Floating Rate Note of Franchise Finance Corporation of America(7)

4.06 Officers' Certificate relating to the 8.25% Senior Notes Due 2003 of Franchise Finance Corporation of America(8)

10.01 Acquisition, Construction and Term Loan Agreement, dated as of December 29, 1988, by and between Franchise Finance Corporation of America and Scottsdale Land Trust Limited Partnership (4)

10.02 Promissory Note dated December 29, 1988, executed by Franchise Finance Corporation of America in favor of Scottsdale Land Trust Limited Partnership in the principal amount of $8,500,000 (4)

10.03 1995 Stock Option and Incentive Plan of Franchise Finance Corporation of America (9)

10.04 Stock Purchase Agreement between Franchise Finance Corporation of America and Colony Investors III, L.P. dated February 13, 1998 (10)

21.01   Subsidiaries of the Registrant*

23.01   Consent of Arthur Andersen LLP*

99.01 Second Amended and Restated Credit Agreement dated December 29, 1997 among Franchise Finance Corporation of America, Certain Lenders and NationsBank of Texas, N.A. (11)

99.02 First Amendment to the Second Amended and Restated Credit Agreement among Franchise Finance Corporation of America, Certain Lenders and NationsBank N.A., dated as of June 30, 1998.*

99.03 Sale and Servicing Agreement dated as of August 14, 1998, among FFCA Franchise Loan Owner Trust 1998-1, FFCA Loan Warehouse Corporation, FFCA Acquisition Corporation, Franchise Finance Corporation of America and LaSalle National Bank. (12)

99.04 Loan Purchase Agreement dated as of August 14, 1998, between FFCA Loan Warehouse Corporation and FFCA Acquisition Corporation. (12)

99.05 Indenture dated as of August 14, 1998, between FFCA Franchise Loan Owner Trust 1998-1 and LaSalle National Bank. (12)

99.06 Indenture Supplement dated as of August 14, 1998, between FFCA Franchise Loan Owner Trust 1998-1 and LaSalle National Bank. (12)

99.07   Note  Purchase  Agreement  dated  as of  August  14,  1998,  among  FFCA
        Franchise Loan Owner Trust 1998-1, FFCA Acquisition Corporation, FFCA Loan Warehouse Corporation, and Morgan Stanley Securitization Funding Inc. (12)

99.08 Credit Agreement dated as of February 11, 1999, among Franchise Finance Corporation of America, Certain Lenders and NationsBank N.A.*

----------
* Filed herewith.
(1) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997, as filed with the Securities and Exchange Commission.
(2) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998, as filed with the Securities and Exchange Commission.
(3) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated November 24, 1995, as filed with the Securities and Exchange Commission.
(4) Incorporated by reference from the Registrant's Registration Statement on Form S-4 and amendments thereto (Registration Number 33-65302), as filed with the Securities and Exchange Commission.
(5) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated November 24, 1995, as filed with the Securities and Exchange Commission.
(6) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated February 14, 1996, as filed with the Securities and Exchange Commission.
(7) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated April 16, 1998, as filed with the Securities and Exchange Commission.
(8) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated October 27, 1998, as filed with the Securities and Exchange Commission.
(9) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the Securities and Exchange Commission.
(10) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission.
(11) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated December 29, 1997, as filed with the Securities and Exchange Commission.
(12) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated August 14, 1998, as filed with the Securities and Exchange Commission.

     (b)  REPORTS ON FORM 8-K.

          During the quarter ended December 31, 1998, FFCA filed the following reports on Form 8-K:

          Form 8-K dated August 14, 1998, filed October 9, 1998, reporting the $600 million loan sale facility between FFCA and Morgan Stanley Securitization Funding Inc., an affiliate of Morgan Stanley & Co. Incorporated, under Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

          Form 8-K dated October 27, 1998, filed October 29, 1998, reporting the purchase agreement with respect to the issue and sale by FFCA of its 8.25% Senior Notes Due 2003 under Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FRANCHISE FINANCE CORPORATION OF AMERICA


Date:  March 15, 1999                By /s/ M. H. Fleischer
                                        -------------------------------------
                                        M. H. Fleischer, President and
                                        Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 15, 1999                 By /s/ M. H. Fleischer
                                        -------------------------------------
                                        M. H. Fleischer, Chairman of the Board,
                                        President, and Chief Executive Officer

Date: March 15, 1999                 By /s/ John Barravecchia
                                        -------------------------------------
                                           John Barravecchia, Executive Vice
                                           President, Chief Financial Officer
                                           and Treasurer

Date: March 15, 1999                 By /s/ Catherine F. Long
                                        -------------------------------------
                                           Catherine F. Long, Senior Vice
                                           President-Finance and Principal
                                           Accounting Officer

Date: March 15, 1999                 By /s/ Willie R. Barnes
                                        -------------------------------------
                                           Willie R. Barnes, Director

Date: March 15, 1999                 By /s/ Kelvin L. Davis
                                        -------------------------------------
                                           Kelvin L. Davis, Director

Date: March 15, 1999                 By /s/ Robert W. Halliday
                                        -------------------------------------
                                           Robert W. Halliday, Director

Date: March 15, 1999                 By /s/ Donald C. Hannah
                                        -------------------------------------
                                        Donald C. Hannah, Director

Date: March 15, 1999                 By /s/ Dennis E. Mitchem
                                        -------------------------------------
                                        Dennis E. Mitchem, Director

Date: March 15, 1999                 By /s/ Louis P. Neeb
                                        -------------------------------------
                                        Louis P. Neeb, Director

Date: March 15, 1999                 By /s/ Kenneth B. Roath
                                        -------------------------------------
                                        Kenneth B. Roath, Director

Date: March 15, 1999                 By /s/ Casey J. Sylla
                                        -------------------------------------
                                        Casey J. Sylla, Director

Date: March 15, 1999                 By /s/ Shelby Yastrow
                                        -------------------------------------
                                        Shelby Yastrow, Director

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Public Accountants                                   F-2

Consolidated Balance Sheets - December 31, 1998 and 1997                   F-3

Consolidated Statements of Income For The Years Ended
         December 31, 1998, 1997 and 1996                                  F-4

Consolidated Statements of Changes in Shareholders' Equity
         For The Years Ended December 31, 1998, 1997 and 1996              F-5

Consolidated Statements of Cash Flows For The Years Ended
         December 31, 1998, 1997 and 1996                                  F-6

Notes to Consolidated Financial Statements                                 F-7

Schedule III - Schedule of Real Estate and Accumulated
         Depreciation as of December 31, 1998                              F-16

Schedule IV - Schedule of Mortgage Loans on Real Estate
         as of December 31, 1998                                           F-18

                      [LETTERHEAD OF ARTHUR ANDERSEN LLP]


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Franchise Finance Corporation of America:


We have audited the accompanying consolidated balance sheets of FRANCHISE FINANCE CORPORATION OF AMERICA (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franchise Finance Corporation of America and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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


                                          /s/ Arthur Andersen LLP

Phoenix, Arizona,
 January 25, 1999.

                    FRANCHISE FINANCE CORPORATION OF AMERICA

            CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 1998 AND 1997
                    (Amounts in thousands except share data)

                                                           1998          1997
                                                           ----          ----
                                     ASSETS
Investments:
  Investments in Real Estate, at cost (Note 3):
    Land                                               $  496,286    $  382,637
    Buildings and Improvements                            759,444       545,629
    Equipment                                              18,870        23,039
                                                       ----------    ----------
                                                        1,274,600       951,305
    Less-Accumulated Depreciation                         185,580       175,263
                                                       ----------    ----------
        Net Real Estate Investments                     1,089,020       776,042

  Mortgage Loans Held for Sale (Note 4)                   163,172       251,622
  Mortgage Loans Receivable, net of allowances
     of $3,600 in 1998 and $2,600 in 1997 (Note 5)         43,343        35,184
  Real Estate Investment Securities (Note 6)              113,692        55,185
  Other Investments (Note 5)                               14,231        27,118
                                                       ----------    ----------
        Total Investments                               1,423,458     1,145,151

Cash and Cash Equivalents                                   3,881         7,130
Accounts Receivable, net of allowances
of $720 in 1998 and $1,900 in 1997                          9,491         7,581
Other Assets (Note 12)                                     23,599        19,336
                                                       ----------    ----------

        Total Assets                                   $1,460,429    $1,179,198
                                                       ==========    ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Dividends Payable                                    $   24,041    $   19,640
  Notes Payable (Note 7)                                  500,168       309,360
  Borrowings Under Line of Credit (Note 8)                188,000       302,000
  Mortgage Payable to Affiliate (Note 12)                   8,500         8,500
  Accrued Expenses and Other                               23,286        16,702
                                                       ----------    ----------

        Total Liabilities                                 743,995       656,202
                                                       ----------    ----------
Commitments (Note 15)

Shareholders' Equity (Notes 9 and 11):
  Preferred Stock, par value $.01 per share,
   10 million shares authorized, none issued
   or outstanding                                              --            --
  Common Stock, par value $.01 per share,
   authorized 200 million shares, issued and
   outstanding 49,063,133 shares in 1998 and
   41,787,543 shares in 1997                                  491           418
  Capital in Excess of Par Value                          773,708       583,056
  Cumulative Net Income                                   297,823       202,106
  Cumulative Dividends                                   (355,588)     (262,584)
                                                       ----------    ----------

        Total Shareholders' Equity                        716,434       522,996
                                                       ----------    ----------

        Total Liabilities and Shareholders' Equity     $1,460,429    $1,179,198
                                                       ==========    ==========

                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                  (Amounts in thousands except per share data)


                                                   1998       1997       1996
                                                   ----       ----       ----
Revenues:
 Rental                                         $121,490   $101,292   $ 95,612
 Mortgage Loan Interest                           26,118     10,987     15,738
 Real Estate Investment Securities
  Income (Note 6)                                 14,350      7,680      2,745
 Investment Income and Other                       7,610      5,992      4,210
 Interest (Related Party) (Note 12)                   --      9,037      2,861
                                                --------   --------   --------

                                                 169,568    134,988    121,166
                                                --------   --------   --------
Expenses:
 Depreciation and Amortization                    24,518     20,784     20,654
 Operating, General and Administrative            14,244     11,106     11,488
 Property Costs                                    1,778      1,641      2,041
 Interest                                         42,846     34,764     25,974
 Interest (Related Party) (Note 12)                1,000        986        973
                                                --------   --------   --------

                                                  84,386     69,281     61,130
                                                --------   --------   --------
Income Before Gain on Sale of Property
 and Other Costs                                  85,182     65,707     60,036

Gain on Sale of Property                          10,535      5,471      9,899
Equity in Net Income (Loss) of
 Affiliate (Note 12)                                  --      1,719     (1,396)
                                                --------   --------   --------

Net Income                                      $ 95,717   $ 72,897   $ 68,539
                                                ========   ========   ========

Basic Net Income Per Share                      $   2.01   $   1.78   $   1.70
                                                ========   ========   ========
Diluted Net Income Per Share                    $   2.00   $   1.76   $   1.69
                                                ========   ========   ========
Number of Common Shares Used in
    Basic Net Income Per Share                    47,554     40,968     40,423
Incremental Shares from Assumed
    Conversion of Options                            354        365        180
                                                --------   --------   --------
Number of Common Shares Used in
    Diluted Net Income Per Share (Note 2)         47,908     41,333     40,603
                                                ========   ========   ========

                 The accompanying notes are an integral part of
                         these consolidated statements.

                    FRANCHISE FINANCE CORPORATION OF AMERICA

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                  (Amounts in thousands except per share data)

                                    Common Stock Issued  Capital in
                                    -------------------  Excess of  Cumulative  Cumulative
                                     Shares    Amount    Par Value  Net Income  Dividends     Total
                                     ------    ------    ---------  ----------  ---------     -----
BALANCE, December 31, 1995           40,295     $403      $547,478   $ 60,670   $(114,734)  $ 493,817
Capital contributions--dividend
reinvestment plan                       220        2         4,897         --          --       4,899
Exercise of stock options                49        1           960         --          --         961
Net income                               --       --            --     68,539          --      68,539
Dividends declared--$1.80 per share      --       --            --         --     (72,846)    (72,846)
                                     ------     ----      --------   --------   ---------   ---------

BALANCE, December 31, 1996           40,564      406       553,335    129,209    (187,580)    495,370
Capital contributions -
Issuance of common stock                957       10        23,297         --          --      23,307
Dividend reinvestment plan              235        2         5,792         --          --       5,794
Exercise of stock options                32       --           632         --          --         632
Net income                               --       --            --     72,897          --      72,897
Dividends declared--$1.82 per share      --       --            --         --     (75,004)    (75,004)
                                     ------     ----      --------   --------   ---------   ---------

BALANCE, December 31, 1997           41,788      418       583,056    202,106    (262,584)    522,996
Capital contributions -
Issuance of common stock              6,939       70       182,586         --          --     182,656
Dividend reinvestment plan              234        2         6,069         --          --       6,071
Exercise of stock options               102        1         1,997         --          --       1,998
Net income                               --       --            --     95,717          --      95,717
Dividends declared--$1.90 per share      --       --            --         --     (93,004)    (93,004)
                                     ------     ----      --------   --------   ---------   ---------

BALANCE, December 31, 1998           49,063     $491      $773,708   $297,823   $(355,588)  $ 716,434
                                     ======     ====      ========   ========   =========   =========

                 The accompanying notes are an integral part of
                         these consolidated statements.

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (Amounts in thousands)

                                                    1998      1997       1996
                                                    ----      ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                     $  95,717  $  72,897  $  68,539
 Adjustments to net income:
   Depreciation and amortization                   24,518     20,784     20,654
   Gain on sale of property                       (10,535)    (5,471)    (9,899)
   Equity in net (income) loss of affiliate            --     (1,719)     1,396
   Provision for uncollectible mortgage loans       1,118        791      1,400
   Other                                            1,482     (4,153)     2,637
                                                ---------  ---------  ---------

     Net cash provided by operating activities    112,300     83,129     84,727
                                                ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property                         (366,836)  (140,218)  (128,713)
 Investment in mortgage loans                    (537,665)  (310,811)   (49,102)
 Investment in notes receivable                   (33,819)   (17,460)   (17,280)
 Proceeds from securitization transactions        540,372    103,975    151,720
 Proceeds from sale of property                    33,764     26,425     34,015
 Receipt of mortgage loan and note payoffs         56,415     30,198     12,265
 Collection of mortgage loan and note principal    10,601      7,520      6,089
 Collection of investment security principal        3,184      1,463        715
 Collection of (investment in) related party
  notes receivable                                     --    100,706   (147,616)
 Purchase of investment securities                     --    (15,946)        --
 Dividend received from (investment in)
  affiliate                                            --      9,822     (9,500)
                                                ---------  ---------  ---------

     Net cash used in investing activities       (293,984)  (204,326)  (147,407)
                                                ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid                                   (88,603)   (73,618)   (72,725)
 Proceeds from issuance of common stock           190,725     29,733      5,860
 Proceeds from bank borrowings                    738,000    503,000    254,000
 Proceeds from issuance of notes                  190,313     60,150    100,000
 Payment of bank borrowings                      (852,000)  (352,288)  (215,172)
 Payment of other unsecured notes                      --    (50,000)        --
                                                ---------  ---------  ---------

     Net cash provided by financing activities    178,435    116,977     71,963
                                                ---------  ---------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                        (3,249)    (4,220)     9,283

CASH AND CASH EQUIVALENTS, beginning of year        7,130     11,350      2,067
                                                ---------  ---------  ---------

CASH AND CASH EQUIVALENTS, end of year          $   3,881  $   7,130  $  11,350
                                                =========  =========  =========

                 The accompanying notes are an integral part of
                         these consolidated statements.

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

(1) ORGANIZATION AND OPERATION:

         Franchise Finance Corporation of America ("FFCA"), a Delaware corporation, is a self-administered real estate investment trust ("REIT") which provides real estate financing to chain store operators (including operators of restaurants, convenience stores and automotive service and parts stores). FFCA offers financing through various products, including sale-leaseback transactions, mortgage loans, equipment loans and construction financing. At December 31, 1998, FFCA had interests in 3,592 properties representing over $1.6 billion in gross investments in chain store properties located throughout the United States and in Canada (although investments in Canada are not significant). In addition to this geographic diversification, the portfolio is also represented by more than 450 different operators in approximately 100 retail chains. No single operator represented 10% or more of FFCA's total portfolio revenues during 1998. FFCA's portfolio included 2,109 chain store properties consisting of investments in real estate mortgage loans and properties subject to leases and 1,483 properties consisting of securitized mortgage loans in which FFCA holds a residual interest.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         CONSOLIDATION   AND  EQUITY  METHOD   INVESTMENTS  -  The  accompanying
consolidated financial statements include the accounts of FFCA and its wholly-owned subsidiaries, FFCA Acquisition Corporation (and its wholly-owned subsidiary FFCA Loan Warehouse Corporation), FFCA Capital Holding Corporation, FFCA Residual Interest Corporation, FFCA Secured Assets Corporation, FFCA Secured Lending Corporation and FFCA Institutional Advisors, Inc. All intercompany transactions have been eliminated.

         FEDERAL INCOME TAXES - FFCA has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, as of June 1, 1994. As a result, FFCA generally will not be subject to federal income taxation at the corporate level provided it meets certain tests which, among other things, require that its assets consist primarily of real estate, its income be derived primarily from real estate and at least 95% of its taxable income be distributed annually to its shareholders. The tax basis of the assets and liabilities has been recorded based upon the value of the consideration exchanged upon the merger of FFCA with its predecessor companies and, accordingly, the tax basis of the net assets exceeds the book basis by approximately $223 million at December 31, 1998. In 1998, excess inclusion income related to the securitization transactions (see
Note 6) resulted in unrelated business taxable income of $.018 per share for FFCA's tax-exempt investors.

         REAL ESTATE - FFCA records the acquisition of real estate at cost, which includes miscellaneous acquisition and closing costs. Depreciation is computed using the straight-line method over the estimated useful life of 24 to 30 years for buildings and improvements and 7 to 8 years for equipment. FFCA periodically reviews its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount of the property may not be recoverable, such as may be the case with vacant properties. If an impairment loss is indicated, the loss is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. Gain on sale of property in the consolidated statements of income for the years ended December 31, 1998, 1997 and 1996 is net of approximately $4.0 million, $1.9 million and $3.3 million, respectively, of impairment loss related to certain vacant properties. Vacant properties held for sale represent less than 1% of the total real estate investment portfolio at December 31, 1998.

         LOAN ORIGINATION FEES AND COSTS - FFCA generally receives a fee related to activities performed to process a client's request for and origination of credit. Direct costs associated with these activities are offset against the related fees received and the balance is deferred and amortized into revenue over the term of the related loan. Loan origination fees and costs related to mortgage loans held for sale are deferred until the related loan is sold.

         CASH AND CASH EQUIVALENTS - Cash and cash equivalents include all cash and highly liquid investment securities with maturities at acquisition of three months or less. Such investment securities are carried at cost plus accrued interest, which approximates fair market value.

         DERIVATIVE FINANCIAL INSTRUMENTS - FFCA uses derivative financial instruments to manage interest rate exposures that exist as a part of its ongoing business operations. The portfolio of fixed-rate mortgage loans held for sale through securitization is funded on an interim basis by FFCA's variable rate bank credit facility. FFCA hedges against fluctuations in interest rates that could adversely affect the value of the mortgage loans to be sold. FFCA does not hold or issue derivative financial instruments for speculative trading purposes. The instruments used are interest rate contracts, which are non-leveraged and involve little complexity. FFCA intends to terminate these contracts upon securitization of the fixed-rate mortgage loans, at which time both the gain or loss on the sale of the loans and the gain or loss on the termination of the interest rate contracts will be measured and recognized in the statement of operations.

         FFCA would be exposed to credit loss in the event of nonperformance by the counterparties to the interest rate contracts. FFCA minimizes its credit risk on these transactions by only dealing with leading, credit-worthy financial institutions and, therefore, does not anticipate non-performance.

         RENTAL REVENUE RECOGNITION - FFCA leases its real estate under long-term net leases which are classified as operating leases. Rental revenue from operating leases is recognized as it is earned.

         EARNINGS PER SHARE - Stock options to purchase 970,000 weighted shares of common stock (representing options granted in January 1998, May 1998 and January 1997) at a range of $26.375 to $27.625 per share were outstanding during 1998, but were not included in the computation of diluted earnings per share, because the options' exercise price was greater than the average market price of the common shares. A warrant to purchase 1,476,908 shares of common stock at $31.64 per share was also excluded from the computation of earnings per share. In early 1999, FFCA sold 6.7 million shares of its common stock in a public offering at a price of $23 per share.

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

         NEW PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This standard is effective for FFCA's fiscal year 2000 at which time FFCA plans to adopt it. FFCA is currently assessing the method to be utilized for adoption and the impact of the adoption on FFCA's financial statements. It is not expected, however, that adoption of this statement will have a material effect on FFCA's results of operations, financial condition or cash flows.

         In October 1998, the FASB issued SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This standard requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. FFCA elected early adoption of this standard in October 1998 and, accordingly, all retained interests except the interest-only certificate (which is classified as available-for-sale) were reclassified to the held-to-maturity category based on FFCA's intent and ability to hold these investments. There were no unrecognized holding gains or losses at the time of reclassification. The adoption of this new accounting standard did not have a material effect on FFCA's 1998 financial statements.

(3) INVESTMENTS IN REAL ESTATE:

         FFCA's real estate portfolio is comprised of property leased to tenants under long-term net operating leases. The lease agreements generally provide for base monthly rentals plus additional rentals based on a percentage of the lessees' gross sales or based on other contractual increases in rent during the lease term. The terms of the leases are generally 15 to 20 years for land and buildings and seven or eight years for equipment (if any). The initial terms of FFCA's leases extend through 2018 with a weighted average remaining term of 13 years as of December 31, 1998. Land and building leases generally provide for two or four five-year renewal options. Generally, the lessee has the option to purchase equipment at the end of the lease term and land and buildings anytime after the first ten years of the lease at fair market value (but not less than original cost). A majority of leases entered into after 1994 provide for 90-day option windows at various dates during the lease term. Approximately two-thirds of FFCA's land and building leases provide for purchase options and approximately one-half of these options are currently exercisable.

         Minimum future rentals under noncancellable operating leases as of December 31, 1998, are as follows (amounts in thousands):

         Year ending December 31,
         ------------------------
                  1999                                        $  128,500
                  2000                                           126,100
                  2001                                           124,200
                  2002                                           119,600
                  2003                                           115,500
                  Thereafter                                     931,400
                                                              ----------
                  Total minimum future rentals                $1,545,300
                                                              ==========

         The above table assumes that all leases which expire are not renewed; therefore, neither renewal rentals nor rentals from replacement lessees are included. In addition, minimum future rentals do not include contingent rentals that may be received under the leases based upon a percentage of the lessee's gross sales. These percentage rentals totaled approximately $7.6 million in 1998, $6.4 million in 1997 and $5 million in 1996. FFCA recognizes estimated contingent rentals ratably throughout the year when it is probable that a lessee will exceed the sales threshold where percentage rentals are due. Verification of the actual amount of percentage rentals due is received from the lessee at various times during the year, based on the lessee's reporting requirements. Had FFCA adopted a policy of deferring recognition of contingent rentals until receiving verification that the lessee reached its sales targets, approximately $850,000 of the percentage rental revenue would have been deferred at December 31, 1998.

(4) MORTGAGE LOANS HELD FOR SALE:

         Mortgage loans held for sale are stated at the lower of cost or fair market value, determined in the aggregate. The loans represent first mortgage loans on the land and/or buildings and/or equipment of 162 properties comprising $115 million in fixed-rate loans and $1 million in variable-rate loans. Variable-rate construction loans totaled $47 million at December 31, 1998. The fixed-rate loans carry a weighted average interest rate of 9.4% and mature 5 to 20 years from the date of origination. The variable-rate loans carry interest rates that adjust monthly based on 30-day LIBOR plus a margin (average interest rate was 8.8% at December 31, 1998). Total principal and interest payments aggregate approximately $1.2 million per month. The fixed-rate mortgage loans generally prohibit prepayment for certain periods or condition prepayment upon receipt of prepayment penalties from the borrower. The variable-rate mortgage loans generally have no prepayment restrictions.

(5) OTHER MORTGAGE LOANS AND NOTES RECEIVABLE:

         At December 31, 1998, FFCA held first mortgage loans on the land and/or buildings and/or equipment of approximately 165 properties represented by $24 million in participating fixed-rate loans (net of reserve of $3.6 million in 1998) and $19 million in variable-rate loans. These loans are held for long-term investment. Generally, the fixed-rate loans carry interest rates ranging from 10% to 13.5% per annum and mature 5 to 20 years from the date of origination.

         In addition, these loans generally provide for additional interest payments based on a percentage of the mortgagor's gross sales. The variable-rate loans carry interest rates which adjust monthly based on 30-day LIBOR, plus a margin and carry an average interest rate of 10.3% at December 31, 1998. Principal and interest payments on the mortgage loans are due in level amounts with payments aggregating approximately $8.5 million per year to maturity.

         FFCA also held various secured and unsecured notes totaling $14 million at December 31, 1998 and $27 million at December 31, 1997 (net of allowances of $460,000 in 1998 and 1997). Generally, the notes carry interest rates ranging from 10% to 12% per annum and mature 5 to 10 years from the date of origination.

(6) REAL ESTATE INVESTMENT SECURITIES:

         Certain mortgage loans originated for sale by FFCA totaling $335 million in 1998 and $261 million in 1997 were securitized and Secured Franchise Loan Trust Certificates were sold to investors. Upon sale, the mortgage loans receivable were removed from the balance sheet and a gain on the sale was recognized for the difference between the carrying amount of the mortgage loans and the adjusted sales price. The servicing rights on these mortgage loans have been retained by FFCA; such amounts are included in "Other Assets" in the accompanying financial statements and are not significant at December 31, 1998. Generally, the majority of each securitized loan pool is sold to third parties, while FFCA retains the subordinated investment securities (ranging from 9% to 12.5% of the aggregate mortgage loan principal balance, to date). In the 1996 securitization transaction, FFCA also purchased the interest-only certificate. The aggregate investment securities, totaling $74.4 million and $55.2 million at December 31, 1998 and 1997, respectively, were recorded by allocating the previous carrying amount of the mortgages between the assets sold and the retained interests, based on their relative fair values and are included in "Real Estate Investment Securities" in the accompanying consolidated balance sheets. FFCA's investment securities are classified as held to maturity securities, except for its interest-only certificate (carrying amount approximately $17 million and $21 million at December 31, 1998 and 1997, respectively) which is classified as available-for-sale. At December 31, 1998, the estimated fair market value of FFCA's investments approximated the carrying amount and the weighted average remaining term was approximately 18 years.

         In 1998, FFCA entered into a $600 million loan sale facility with a third party. This facility permits FFCA to sell loans on a regular basis to a trust for an agreed upon advance rate. Upon the sale of such loans, FFCA acts as servicer for the loans. As of December 31, 1998, FFCA sold 460 loans with an outstanding aggregate principal balance of $264 million to the trust and received cash proceeds of $225 million plus trust certificates representing the remaining 15% of the loan sale price. The retained subordinated investment securities, totaling $39.3 million, were accounted for as the sale of mortgage loans and the purchase of trust certificates and are included in "Real Estate Investment Securities" in the accompanying consolidated balance sheets. These trust certificates are classified as trading securities and their estimated fair market value approximates their carrying amount at December 31, 1998.

(7) NOTES PAYABLE:

         A summary of FFCA's unsecured notes payable follows (amounts in thousands):

                                                            1998         1997
                                                            ----         ----
   7% Senior Notes due 2000, net of unamortized
     discount of $465 in 1998 and $709 in 1997            $149,535     $149,291
   8.25% Senior Notes due 2003, net of unamortized
     discount of $146 and related costs of $6,800          143,054           --
   7.875% Senior Notes due 2005, net of unamortized
     discount of $71 in 1998 and $81 in 1997                49,929       49,919
   6.78% Notes due 2002                                     30,000       30,000
   7.02% Notes due 2003                                     30,000       30,000
   7.1% Notes due 2026, callable by holder in 2004          40,000       40,000
   6.95% Notes due 2007                                     10,150       10,150
   6.86% Notes due 2007                                     17,000           --
   7.07% Notes due 2008                                     30,500           --
                                                          --------     --------
                                                          $500,168     $309,360
                                                          ========     ========

         Interest on the notes is payable semi-annually in arrears with principal due at maturity. The aggregate weighted average interest rate on the notes was 7.26% in 1998 and 7.05% in 1997. With the exception of the $40 million notes due 2026, the notes may not be redeemed prior to their respective maturities. The note agreements contain certain covenants which, among other restrictions, limit the incurrence of additional debt if FFCA's debt exceeds 60% of total assets (as defined in the note agreements), or if FFCA's debt service coverage is less than 1.5 to 1. As of December 31, 1998, FFCA was in compliance with its note covenants.

         Amortization of debt issuance costs for the years ended December 31, 1998, 1997 and 1996 amounted to $1.4 million, $1.3 million and $994,000, respectively, which is included in "Interest Expense" in the accompanying financial statements.

         In 1998, FFCA entered into an interest rate agreement with a notional amount of $100 million to hedge exposure to fluctuations in interest rates on anticipated debt. FFCA terminated this interest rate agreement upon the issuance of its senior unsecured notes in October 1998, at which time FFCA deferred (and amortizes into interest expense) the payment of approximately $7 million it made in settlement of this interest rate agreement.

(8) BORROWINGS UNDER LINE OF CREDIT:

         The following is a summary of borrowings under FFCA's line of credit (amounts in thousands):

                                                           1998            1997
                                                           ----            ----
   Borrowings at LIBOR Bid Rate, weighted average
     interest rate of 6.37% and 6.69% at December 31,
     1998 and 1997, respectively                         $ 47,000       $ 56,000
   Borrowings at 30-day LIBOR plus 1%, weighted
     average interest rate of 6.59% and 6.96% at
     December 31, 1998 and 1997, respectively              35,000        210,000
   Borrowings at Base Rate, 7.75% and 8.50% at
     December 31, 1998 and 1997, respectively,
     subsequently converted to LIBOR loans                106,000         36,000
                                                         --------       --------
                                                         $188,000       $302,000
                                                         ========       ========

         At December 31, 1998, FFCA had outstanding $188 million on a $350 million revolving loan facility with participating banks used to provide funds for the acquisition or financing of chain store properties. Interest on this unsecured loan facility is due in periodic installments with a weighted average rate of 6.57% in 1998 and 6.63% in 1997. FFCA has the option under this loan facility to borrow at rates that are competitively bid among the participating banks. The loan facility provides for a fee on the unused commitment amount of
 .20% per annum, payable quarterly in arrears. The revolving loan facility expires in December 2000, with the possibility of annual extensions. The credit agreement contains covenants, which, among other restrictions, require FFCA to maintain a fixed charge coverage ratio of 2 to 1 and a debt to adjusted net worth ratio of no more than .9 to 1, as defined. As of December 31, 1998, FFCA was in compliance with its debt covenants.

         Amortization of loan fees related to the facility for the years ended December 31, 1998, 1997 and 1996 amounted to approximately $880,000, $1.2 million and $1.4 million, respectively, which is included in "Interest Expense" in the accompanying consolidated financial statements.

(9) STOCK-BASED COMPENSATION PLANS:

         On May 10, 1995, FFCA shareholders approved a stock option and incentive plan which permits the issuance of options, restricted stock and other stock-based awards to key employees, the Board of Directors and certain independent contractors of FFCA. This plan reserves 3,018,804 shares of common stock for grant and provides that the term of each award be determined by the compensation committee of the Board of Directors. In 1998, FFCA issued 29,886 shares of restricted stock, which awards are conditioned upon years of service requirements, and recognized compensation expense totaling approximately $150,000. Stock options granted under the plan may be either non-qualified or incentive stock options and the exercise price, determined by the committee, may not be less than the fair market value of a share of common stock on the grant date. Options granted to FFCA's non-employee directors are immediately exercisable, while the remaining options vest over a three-year period from the date of grant. The options expire ten years after the date of grant.

         FFCA measures the compensation cost of its stock option grants and restricted stock awards using the intrinsic value based method of accounting prescribed in APB Opinion 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for stock options issued under the plan. Had FFCA's compensation cost been determined using the fair value based method of accounting prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", FFCA's net income and earnings per share would have been changed to the following pro forma amounts (in thousands, except per share data):

                                             1998        1997         1996
                                             ----        ----         ----
     Net income:
       As reported                          $95,717     $72,897      $68,539
       Pro forma                            $94,950     $70,718      $67,605
     Earnings per share of common stock:
       As reported:
         Basic                              $  2.01     $   1.78     $  1.70
         Assuming dilution                  $  2.00     $   1.76     $  1.69
       Pro forma:
         Basic                              $  2.00     $   1.73     $  1.67
         Assuming dilution                  $  1.98     $   1.71     $  1.67

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of 6.5%, 6.4% and 8.2%; expected stock price volatility of 18.53%, 18.47% and 20.13%; risk-free interest rates of 5.57%, 5.65% and 5.59%; and an expected option term of seven years.

         A summary of the status of FFCA's stock option and incentive plan as of December 31, 1998, 1997 and 1996, and changes during the years then ended, is presented below:

                                           1998                  1997                  1996
                                   -------------------    ------------------    ------------------
                                              Weighted              Weighted              Weighted
                                              Average               Average               Average
                                              Exercise              Exercise              Exercise
                                     Shares    Price      Shares     Price       Shares    Price
                                     ------    -----      ------     -----       ------    -----
Outstanding, beginning of year     2,425,245   $22.14    1,705,181   $20.23    1,227,989   $19.50
Granted                              258,003   $27.58      774,730   $26.32      526,091   $21.87
Exercised                           (102,435)  $19.50      (32,166)  $19.62      (48,899)  $19.63
Cancellations                             --    --         (22,500)  $24.38           --       --
                                   ---------             ---------             ---------
Outstanding, end of year           2,580,813   $22.79    2,425,245   $22.14    1,705,181   $20.23
                                   =========             =========             =========
Options exercisable, end of year   1,691,130   $21.17      956,071   $20.07      400,181   $19.64
Weighted average fair value of
 each option granted during year   $    2.91             $    2.88             $    2.05

         As of December 31, 1998, options outstanding under the plan had exercise prices ranging from $19.50 to $27.625 with a weighted average price of $22.79, and expiration dates ranging from May 2005 to May 2008 with a weighted average remaining term of approximately seven years.

         The FFCA 401K Plan was established as a savings plan for FFCA's employees who have been employed by FFCA for a minimum of six months. This plan allows employees to make their own contributions through payroll deductions. FFCA matches participating employees' contributions up to six percent of the participating employees' salaries. Employer matching contributions are made in FFCA stock, which is purchased on the open market, and are subject to years-of-service vesting requirements. Employer contributions totaled $277,000 in 1998, $256,000 in 1997 and $213,000 in 1996.

         In 1997, FFCA established an employee stock purchase plan. Under this plan, employees can purchase stock through payroll deductions at a price equal to 85% of the fair market value of the stock, as defined in the agreement. Employee purchases are limited to 10% of their salary each year and were not significant in 1998 or 1997.

(10) DERIVATIVE FINANCIAL INSTRUMENTS:

         At December 31, 1998, FFCA had interest rate swap contracts outstanding with a notional amount aggregating $28 million. Under the interest rate swap contracts, two parties agree to swap payments over a specified period where one party agrees to make payments at a specified fixed rate and the other party to the contract agrees to make payments based on a floating rate. The notional amount serves solely as a basis for the calculation of payments to be exchanged and is not a measure of the exposure of FFCA through its use of derivatives. FFCA intends to terminate these contracts upon securitization of the fixed-rate mortgage loans in 1999, at which time FFCA would generally expect to receive (if rates rise) or pay (if rates fall) an amount equal to the present value of the difference between the fixed rate set at the beginning of the interest rate swap contract and the then-current market fixed rate at the time of termination. Based on the level of interest rates prevailing, FFCA would have paid approximately $250,000 if it had terminated these swap contracts at December 31, 1998. Under the contracts, no cash payments would be required until the earlier of the securitization transaction or July 1999.

(11) DIVIDENDS AND CAPITAL STOCK:

         FFCA declared a fourth quarter 1998 dividend of $0.49 per share, payable on February 19, 1999, to shareholders of record on February 10, 1999. The dividend payments made by FFCA to its shareholders for 1998 are characterized as ordinary income of $1.88 per share. Dividend payments made by FFCA to its shareholders for 1997 are characterized as ordinary income of $1.68 per share and capital gain of $0.12 per share. Dividend payments made by FFCA to its shareholders for 1996 are characterized as ordinary income of $1.58 per share and capital gain of $0.22 per share.

         At December 31, 1998, a warrant to purchase 1,476,908 shares of FFCA common stock was outstanding. The warrant is immediately exercisable as to all 1,476,908 shares and expires on March 13, 2005 except, under certain circumstances (as described in the warrant agreement), the warrant expires as to 738,454 shares on September 13, 2001 and the remaining 738,454 shares on March 13, 2005.

(12) RELATED PARTY TRANSACTIONS:

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

         A summary of selected financial information as reported by Mortgage Corp. as of, and for the years ended December 31, 1997 and 1996, is set forth below (amounts in thousands):

                                               1997              1996
                                               ----              ----
         Revenues                             $9,632         $  2,336
         Interest expense                      9,037            2,861
         Net income (loss)                     1,809           (1,470)
         Mortgage loans held for sale             --          140,967
         Total assets                             --          156,928
         Notes payable to FFCA                    --          147,616
         Total liabilities                        --          148,398
         Total shareholders' equity               --            8,530

         MORTGAGE PAYABLE TO AFFILIATE - In 1988, a partnership managed by an affiliate of FFCA provided financing for land purchased by FFCA from the partnership and for the construction of the corporate headquarters of FFCA (together, the FFCA Premises). The mortgage loan on the FFCA Premises provides for payments of interest only, at the rate of 10% per year, until May 2000, at which time the entire principal amount is due. The loan also provides for the payment of additional interest upon maturity based upon the increase, if any, in the value of the FFCA Premises, as defined in the loan agreement. Under certain circumstances, FFCA may be required to prepay the loan. The loan is secured by land and land improvements, the FFCA Premises and the guaranty of an affiliate. The FFCA Premises, including equipment, amounted to $11.8 million in 1998 and $10.5 million in 1997 (net of accumulated depreciation of $4.1 million in 1998 and $3.2 million in 1997) and is included in "Other Assets" in the accompanying financial statements.

         ADMINISTRATIVE SERVICES AGREEMENTS WITH AFFILIATES - FFCA provides certain accounting, computer, investor and other administrative services to its affiliates under service agreements which provide for a monthly fee based upon the amount of services used by each affiliate. Fees for such services aggregated approximately $590,000 in 1998, $1.4 million in 1997 and $1.6 million in 1996.

(13) FINANCIAL INSTRUMENTS:

         The carrying value of FFCA's financial instruments approximates fair value, except for differences with respect to mortgage loans receivable, real estate investment securities and long-term, fixed-rate debt (Notes Payable and Mortgage Payable to Affiliate). The fair value of a financial instrument is generally determined by reference to its quoted market price or, if quoted market prices are not available, to the market price of a financial instrument with similar characteristics.

         The fair value of FFCA's mortgage loans is estimated by discounting the future cash flows using the current interest rates for similar loans with similar maturities at December 31, 1998. The estimated fair values of the mortgage loans held for long-term investment and the mortgage loans held for sale exceeded their carrying amounts by $1 million and $6.9 million, respectively. Based on market prices of similar investments at December 31, 1998, the carrying amount of FFCA's real estate investment securities exceeded its fair value by $600,000. The carrying amount of FFCA's long-term, fixed-rate debt exceeded its fair value by $9.9 million based on the level of interest rates prevailing at December 31, 1998.

         The fair value of FFCA's interest rate swap contracts is based on the theoretical cost to unwind or terminate the swap transactions. FFCA would have paid approximately $250,000 if it had terminated its interest rate swap contracts at December 31, 1998.

         The combined fair value differences of these financial instruments, is equivalent to an unrealized gain of $17 million; however, changes in the unrealized gains or losses on mortgage loans, the real estate investment securities, fixed-rate debt and the interest rate swap contracts do not result in the realization or expenditure of cash unless the investments are actually sold or the debt is retired.

(14) ADDITIONAL FINANCIAL INFORMATION:

         Additional information with respect to cash flows follows (amounts in thousands):

                                                  1998       1997        1996
                                                  ----       ----        ----
  Investment in securities resulting from
   securitization                                $61,162     $11,303    $30,763
  Mortgage loans obtained as part of property
   sale proceeds, net of deferred gain             1,447         997        825
  Acquisition of property and equipment
   through foreclosure                                --          --      1,245
  Mortgage loans received from affiliate              --      46,910         --
  Interest paid, net of amounts capitalized       38,980      32,296     23,692
  Income taxes paid                                   98         119         27

         Cash flows from derivative financial instruments that are accounted for as hedges of identifiable transactions or events, including anticipatory hedges, are classified in the same category as the cash flows from the items being hedged.

(15) COMMITMENTS:

         In the normal course of business, FFCA makes commitments to extend credit to meet the financing needs of its clients in the chain restaurant, convenience store and automotive service and parts industries. FFCA evaluates each client's credit and, based on management's evaluation of the client and the proposed property site, determines the amount of credit to be extended and collateral obtained. The commitments generally have fixed expiration dates or other termination clauses and require payment of a fee by the client. At December 31, 1998, FFCA's outstanding commitments to extend credit aggregated approximately $625 million.

(16) QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                             Quarter Ended
                            ----------------------------------------------------
                            March 31,    June 30,   September 30,   December 31,
                            ---------    --------   -------------   ------------
                               (amounts in thousands, except per share data)
  1998
  Revenues                  $39,390      $40,366       $42,983         $46,829
  Net income                 18,574       28,384        23,837          24,922
  Net income per share,
      assuming dilution        0.42         0.58          0.48            0.51
  Dividends per share       $  0.47      $  0.47       $  0.47         $  0.49
  Weighted average shares    44,060       49,026        49,236          49,276

  1997
  Revenues                  $32,775      $34,648       $32,861         $34,704
  Net income                 18,215       21,570        16,457          16,655
  Net income per share,
      assuming dilution        0.44         0.53          0.40            0.40
  Dividends per share       $  0.45      $  0.45       $  0.45         $  0.47
  Weighted average shares    40,977       40,973        41,247          42,121

                                                                    SCHEDULE III
                                                                     Page 1 of 2
                    FRANCHISE FINANCE CORPORATION OF AMERICA
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1998
                          (Dollar amounts in thousands)

                                  Initial Cost to Company and
                               Gross Amount At December 31, 1998           Accumulated Depreciation
                            -----------------------------------------   --------------------------------
                No. of
U.S. Region   Properties    Land    Buildings   Equipment     Total     Buildings   Equipment    Total
-----------   ----------    ----    ---------   ---------     -----     ---------   ---------    -----
E.N. Central     286     $ 69,304    $129,441    $ 4,404   $  203,149   $ 28,425     $ 4,385    $ 32,810
Mideast          260       76,365     114,548        755      191,668     17,484         755      18,239
Mountain         203       51,255      96,493      1,545      149,293     10,787       1,545      12,332
Northeast        119       29,500      44,738        671       74,909      8,488         671       9,159
Pacific          143       44,679      41,879        285       86,843     12,683         285      12,968
Southeast        505      130,069     185,265      3,477      318,811     47,702       3,477      51,179
Southwest        263       66,364      99,240      4,638      170,242     25,158       4,638      29,796
W.N. Central     154       28,750      47,840      3,095       79,685     16,072       3,025      19,097
               -----     --------    --------    -------   ----------   --------     -------    --------

TOTAL          1,933     $496,286    $759,444    $18,870   $1,274,600   $166,799     $18,781    $185,580
               =====     ========    ========    =======   ==========   ========     =======    ========

                                                                    SCHEDULE III
                                                                     Page 2 of 2

                    FRANCHISE FINANCE CORPORATION OF AMERICA
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1998
                             (Amounts in thousands)

NOTES:
(1) The properties consist of restaurants, convenience stores and automotive service and parts properties.
(2)  There are no encumbrances on properties.

(3) The aggregate cost for Federal income tax purposes is approximately $1.3 billion.
(4) Depreciation is computed over the estimated useful life of 24 to 30 years for the buildings and improvements and 7 to 8 years for the equipment.
(5) Transactions in real estate and equipment and accumulated depreciation during 1998, 1997, and 1996 are summarized as follows:

                                                                  Accumulated
                                                     Cost         Depreciation
                                                     ----         ------------
Balance, December 31, 1995                       $   794,580       $ 176,232
   Acquisitions                                      128,713              --
   Cost of real estate sold                          (42,447)        (12,705)
   Cost of equipment sold                            (10,591)        (10,122)
   Foreclosed property                                 1,245              --
   Impairment loss                                    (3,285)             --
   Depreciation expense                                   --          19,536
                                                 -----------       ---------

Balance, December 31, 1996                           868,215         172,941
   Acquisitions                                      140,218              --
   Cost of real estate sold                          (31,321)         (9,531)
   Cost of equipment sold                             (8,059)         (8,016)
   Construction in progress transferred to
   mortgage loans held for sale                      (15,819)             --
   Impairment loss                                    (1,929)             --
   Depreciation expense                                   --          19,869
                                                 -----------       ---------

Balance, December 31, 1997                           951,305         175,263
   Acquisitions                                      367,509              --
   Cost of real estate sold                          (36,030)         (8,877)
   Cost of equipment sold                             (4,169)         (4,156)
   Impairment loss                                    (4,015)             --
   Depreciation expense                                   --          23,350
                                                 -----------       ---------

   Balance, December 31, 1998                    $ 1,274,600       $ 185,580
                                                 ===========       =========

                                                                     SCHEDULE IV
                                                                     Page 1 of 2
                    FRANCHISE FINANCE CORPORATION OF AMERICA
                    SCHEDULE OF MORTGAGE LOANS ON REAL ESTATE
                             AS OF DECEMBER 31, 1998
                          (Dollar amounts in thousands)

                                     No. of
                                    Financed      Interest
U.S. Region  Original Loan Amount  Properties    Rate Range
-----------  --------------------  ----------    ----------
Southeast         under $500           27       10.0% - 13.5%
                 $501-$1,000            2       10.0% - 10.5%
                 over $1,000            1               11.4%

Mideast           under $500            5       11.0% - 12.5%
                 $501-$1,000            1               10.5%
                 over $1,000            1               10.0%

Northeast         under $500           23      11.25% - 11.5%
                 over $1,000            3               11.5%

E.N. Central      under $500            5       11.0% - 12.5%
                 $501-$1,000            9              11.25%

W.N. Central      under $500           17       11.0% - 13.5%
                 $501-$1,000            1               10.5%

Southwest         under $500           18      10.25% - 12.5%
                 $501-$1,000            8               9.05%
                 over $1,000            1               9.05%

Mountain          under $500           11      10.25% - 11.3%
                 $501-$1,000            6       9.05% - 11.5%

Pacific           under $500            2      10.25% - 11.0%
                 $501-$1,000            1               11.5%

                                                              Principal Amount
                                        Face     Carrying    of Loans Subject to
                   Maturity Date      Amount of  Amount of  Delinquent Principal
U.S. Region           Range           Mortgages  Mortgages      or Interest
-----------        -------------      ---------  ---------      -----------
Southeast      Jul. 2000 - Jan. 2005  $ 4,146     $ 2,366          $  419
               Jul. 2002 - Jul. 2014    1,291         810              --
                           Jul. 2000   15,525      10,425              --
                                      -------     -------          ------
                                       20,962      13,601             419
                                      -------     -------          ------

Mideast        Aug. 1999 - Feb. 2003    1,112         608              --
                           Nov. 2011      750         381              --
                           Jun. 1999    1,290         630              --
                                      -------     -------          ------
                                        3,152       1,619              --
                                      -------     -------          ------

Northeast      Apr. 2003 - Apr. 2004    4,392       2,483           2,314
               Sep. 2003 - Nov. 2015    4,126       2,698           2,698
                                      -------     -------          ------
                                        8,518       5,181           5,012
                                      -------     -------          ------

E.N. Central   Sep. 1999 - Dec. 2004    1,345         500              --
                 May 2002 - May 2015    6,596       4,998              --
                                      -------     -------          ------
                                        7,941       5,498              --
                                      -------     -------          ------

W.N. Central   Sep. 2001 - May. 2010    1,555         427              --
                           Jan. 2009      778         641              --
                                      -------     -------          ------
                                        2,333       1,068              --
                                      -------     -------          ------

Southwest      Jun. 1999 - Jun. 2016    4,189       3,010              38
               Jan. 2000 - Jul. 2005    6,310       6,279              --
                           Jan. 2000    1,060       1,060              --
                                      -------     -------          ------
                                       11,559      10,349              38
                                      -------     -------          ------

Mountain       Feb. 2000 - Aug. 2005    3,487       2,247              --
               Jul. 1999 - Dec. 2002    3,749       2,993              --
                                      -------     -------          ------
                                        7,236       5,240              --
                                      -------     -------          ------

Pacific         Jan. 2004 - May 2005      439         402              --
                          Sept. 2002      549         385              --
                                      -------     -------          ------
                                          988         787              --
                                      -------     -------          ------

                               TOTAL  $62,689     $43,343          $5,469
                                      =======     =======          ======

                                                                     SCHEDULE IV
                                                                     Page 2 of 2

                    FRANCHISE FINANCE CORPORATION OF AMERICA
                    SCHEDULE OF MORTGAGE LOANS ON REAL ESTATE
                             AS OF DECEMBER 31, 1998
                             (Amounts in thousands)

NOTES:
(1) Generally, loans are first mortgages on the land, buildings and/or equipment of restaurants, convenience stores and automotive service and parts properties.
(2)  Principal and interest are payable at level amounts to maturity.
(3) For mortgages where the land is under a ground lease, there are generally no provisions for prepayment of the mortgage loans in whole or in part, except upon sale of the related property.
(4)  There are no prior liens.
(5) The aggregate cost for Federal income tax purposes is approximately $48 million.
(6) Transactions in mortgage loans on real estate during 1998, 1997 and 1996 are summarized as follows:

Balance, December 31, 1995                                         $ 199,486
   Additions during period:
   New mortgage loans                                                 50,592
   Recognition of deferred gain, net of additional
   deferred gains in 1996                                              5,145
   Net loan fees recognized                                            1,490
   Deductions during period:
   Collections of principal                                           (4,867)
   Mortgage loan payoffs                                            (190,769)
   Reserve for mortgage loan losses                                   (1,400)
   Foreclosures                                                       (1,869)
                                                                   ---------

Balance, December 31, 1996                                            57,808
   Additions during period:
   New mortgage loans                                                  6,760
   Deferred gain, net of gain recognized                                (192)
   Unamortized loan fees, net of amortization                           (496)
   Deductions during period:
   Collections of principal                                           (3,217)
   Mortgage loan payoffs                                             (24,265)
   Reserve for mortgage loan losses                                   (1,214)
                                                                   ---------

Balance, December 31, 1997                                            35,184
   Additions during period:
   New mortgage loans                                                 22,948
   Recognition of deferred gain, net of additional
   deferred gains in 1998                                                750
   Net loan fees recognized                                              496
   Deductions during period:
   Collections of principal                                           (1,741)
   Mortgage loan payoffs                                             (13,176)
   Reserve for mortgage loan losses                                   (1,118)
                                                                   ---------

   Balance, December 31, 1998                                      $  43,343
                                                                   =========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                                  EXHIBIT INDEX

The following is a complete list of exhibits filed as part of this Form 10-K. For electronic filing purposes only, this report contains Exhibit 27, the Financial Data Schedule. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

3.01 Second Amended and Restated Certificate of Incorporation of Franchise Finance Corporation of America (1)

3.02 Second Amended and Restated Bylaws of Franchise Finance Corporation of America (2)

4.01    Indenture dated as of November 21, 1995 (3)

4.02    Specimen of Common Stock Certificate (4)

4.03 Officers' Certificate relating to the 7% Senior Notes Due 2000 and the 7-1/8% Senior Notes Due 2005 of Franchise Finance Corporation of America(5)

4.04 Officers' Certificate relating to the Medium-Term Notes due Nine Months or More from Date of Issue of Franchise Finance Corporation of America(6)

4.05 Form of Medium-Term Fixed Rate Note and Floating Rate Note of Franchise Finance Corporation of America(7)

4.06 Officers' Certificate relating to the 8.25% Senior Notes Due 2003 of Franchise Finance Corporation of America(8)

10.01 Acquisition, Construction and Term Loan Agreement, dated as of December 29, 1988, by and between Franchise Finance Corporation of America and Scottsdale Land Trust Limited Partnership (4)

10.02 Promissory Note dated December 29, 1988, executed by Franchise Finance Corporation of America in favor of Scottsdale Land Trust Limited Partnership in the principal amount of $8,500,000 (4)

10.03 1995 Stock Option and Incentive Plan of Franchise Finance Corporation of America (9)

10.04 Stock Purchase Agreement between Franchise Finance Corporation of America and Colony Investors III, L.P. dated February 13, 1998 (10)

21.01   Subsidiaries of the Registrant*

23.01   Consent of Arthur Andersen LLP*

99.01 Second Amended and Restated Credit Agreement dated December 29, 1997 among Franchise Finance Corporation of America, Certain Lenders and NationsBank of Texas, N.A. (11)

99.02 First Amendment to the Second Amended and Restated Credit Agreement among Franchise Finance Corporation of America, Certain Lenders and NationsBank N.A., dated as of June 30, 1998.*

99.03 Sale and Servicing Agreement dated as of August 14, 1998, among FFCA Franchise Loan Owner Trust 1998-1, FFCA Loan Warehouse Corporation, FFCA Acquisition Corporation, Franchise Finance Corporation of America and LaSalle National Bank. (12)

99.04 Loan Purchase Agreement dated as of August 14, 1998, between FFCA Loan Warehouse Corporation and FFCA Acquisition Corporation. (12)

99.05 Indenture dated as of August 14, 1998, between FFCA Franchise Loan Owner Trust 1998-1 and LaSalle National Bank. (12)

99.06 Indenture Supplement dated as of August 14, 1998, between FFCA Franchise Loan Owner Trust 1998-1 and LaSalle National Bank. (12)

99.07   Note  Purchase  Agreement  dated  as of  August  14,  1998,  among  FFCA
        Franchise Loan Owner Trust 1998-1, FFCA Acquisition Corporation, FFCA Loan Warehouse Corporation, and Morgan Stanley Securitization Funding Inc. (12)

99.08 Credit Agreement dated as of February 11, 1999, among Franchise Finance Corporation of America, Certain Lenders and NationsBank N.A.*
----------
* Filed herewith.
(1) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997, as filed with the Securities and Exchange Commission.
(2) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998, as filed with the Securities and Exchange Commission.
(3) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated November 24, 1995, as filed with the Securities and Exchange Commission.
(4) Incorporated by reference from the Registrant's Registration Statement on Form S-4 and amendments thereto (Registration Number 33-65302), as filed with the Securities and Exchange Commission.
(5) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated November 24, 1995, as filed with the Securities and Exchange Commission.
(6) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated February 14, 1996, as filed with the Securities and Exchange Commission.
(7) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated April 16, 1998, as filed with the Securities and Exchange Commission.
(8) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated October 27, 1998, as filed with the Securities and Exchange Commission.
(9) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the Securities and Exchange Commission.
(10) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission.
(11) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated December 29, 1997, as filed with the Securities and Exchange Commission.
(12) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated August 14, 1998, as filed with the Securities and Exchange Commission.