Form 10-Q
period 1999-03-31
FRANCHISE FINANCE CORP OF AMERICA
filed 1999-05-04
CIK 908527

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ______________ to ____________


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
                            Scottsdale, Arizona 85255
                    ----------------------------------------
                    (Address of principal executive offices)

Registrants' telephone number including area code              (480) 585-4500
                                                               --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes [X]  No [ ]

Number of shares outstanding of each of the issuer's classes of common stock as of April 21, 1999:

        Common Stock, $0.01 par value                       55,864,988
        -----------------------------                    ----------------
                  Class                                  Number of Shares

PART I - FINANCIAL INFORMATION
Item l.Financial Statements.

                    FRANCHISE FINANCE CORPORATION OF AMERICA

       CONSOLIDATED BALANCE SHEETS - MARCH 31, 1999 AND DECEMBER 31, 1998
                    (Amounts in thousands except share data)
                                   (Unaudited)
                                                      March 31,     December 31,
                                                        1999            1998
                                                     -----------    -----------
                                     ASSETS
Investments:
 Investments in Real Estate, at cost:
  Land                                               $   515,834    $   496,286
  Buildings and Improvements                             805,376        759,444
  Equipment                                               21,095         18,870
                                                     -----------    -----------
                                                       1,342,305      1,274,600
  Less-Accumulated Depreciation                          190,025        185,580
                                                     -----------    -----------
      Net Real Estate Investments                      1,152,280      1,089,020

 Mortgage Loans Held for Sale                            342,880        163,172
 Mortgage Loans Receivable, net of allowances
  of $3,570 in 1999 and $3,600 in 1998                    44,552         43,343
 Real Estate Investment Securities                       137,273        113,692
 Other Investments                                        12,707         14,231
                                                     -----------    -----------
      Total Investments                                1,689,692      1,423,458

Cash and Cash Equivalents                                  3,660          3,881
Accounts Receivable, net of allowances
  of $410 in 1999 and $720 in 1998                        11,249          9,491
Other Assets                                              23,171         23,599
                                                     -----------    -----------

      Total Assets                                   $ 1,727,772    $ 1,460,429
                                                     ===========    ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Dividends Payable                                   $    27,372    $    24,041
 Notes Payable                                           500,590        500,168
 Borrowings Under Line of Credit                         304,000        188,000
 Mortgage Payable to Affiliate                             8,500          8,500
 Accrued Expenses and Other                               28,153         23,286
                                                     -----------    -----------

      Total Liabilities                                  868,615        743,995
                                                     -----------    -----------
Shareholders' Equity:
 Preferred Stock, par value $.01 per share,
  10 million shares authorized, none issued
  or outstanding                                              --             --
 Common Stock, par value $.01 per share,
  authorized 200 million shares, issued and
  outstanding 55,861,831 shares in 1999
  and 49,063,133 shares in 1998                              559            491
 Capital in Excess of Par Value                          921,564        773,708
 Cumulative Net Income                                   323,282        297,823
 Cumulative Dividends                                   (386,248)      (355,588)
                                                     -----------    -----------

      Total Shareholders' Equity                         859,157        716,434
                                                     -----------    -----------

      Total Liabilities and Shareholders' Equity     $ 1,727,772    $ 1,460,429
                                                     ===========    ===========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                  (Amounts in thousands except per share data)
                                   (Unaudited)

                                                            1999           1998
                                                           -------       -------
REVENUES:
  Rental                                                   $35,714       $26,868
  Mortgage Loan Interest                                     4,933         8,872
  Real Estate Investment Securities Income                   6,331         2,332
  Investment Income and Other                                1,542         1,318
                                                           -------       -------

                                                            48,520        39,390
                                                           -------       -------
EXPENSES:
  Depreciation and Amortization                              7,245         5,483
  Operating, General and Administrative                      3,090         3,379
  Property Costs                                               594           296
  Interest                                                  12,503        11,510
  Interest (Related Party)                                     254           250
                                                           -------       -------

                                                            23,686        20,918
                                                           -------       -------

Income Before Gain on Sale of Property                      24,834        18,472

Gain on Sale of Property                                       625           102
                                                           -------       -------

Net Income                                                 $25,459       $18,574
                                                           =======       =======

Basic Net Income Per Share                                 $   .48       $   .43
                                                           =======       =======
Diluted Net Income Per Share                               $   .48       $   .42
                                                           =======       =======
Number of Common Shares Used in
 Basic Net Income Per Share                                 53,384        43,588
Incremental Shares from Assumed
 Conversion of Options                                         149           472
                                                           -------       -------
Number of Common Shares Used in
 Diluted Net Income Per Share                               53,533        44,060
                                                           =======       =======

                    FRANCHISE FINANCE CORPORATION OF AMERICA

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                             (Amounts in thousands)
                                   (Unaudited)

                              Common Stock Issued    Capital in
                              -------------------    Excess of    Cumulative   Cumulative
                                Shares   Amount      Par Value    Net Income   Dividends       Total
                                ------   ------      ---------    ----------   ---------       -----
BALANCE, December 31, 1998      49,063    $491       $773,708      $297,823    $(355,588)    $ 716,434

 Capital contributions -
   Issuance of common stock      6,710      67        145,905            --           --       145,972
   Dividend reinvestment plan       88       1          1,929            --           --         1,930

 Exercise of stock options           1      --             22            --           --            22

 Net income                         --      --             --        25,459           --        25,459

 Dividends declared -
   $.49 per share                   --      --             --            --      (30,660)      (30,660)
                                ------    ----       --------      --------    ---------     ---------

BALANCE, March 31, 1999         55,862    $559       $921,564      $323,282    $(386,248)    $ 859,157
                                ======    ====       ========      ========    =========     =========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                             (Amounts in thousands)
                                   (Unaudited)

                                                           1999          1998
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                             $  25,459     $  18,574
 Adjustments to net income:
   Depreciation and amortization                            7,245         5,483
   Gain on sale of property                                  (625)         (102)
   Other                                                    3,666         3,494
                                                        ---------     ---------

      Net cash provided by operating activities            35,745        27,449
                                                        ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property                                  (72,467)      (46,089)
 Investment in mortgage loans                            (319,615)     (135,390)
 Investment in notes receivable                                --        (5,983)
 Proceeds from securitization transactions                109,288            --
 Proceeds from sale of property                             5,744         3,301
 Receipt of mortgage loan and note payoffs and
     collection of mortgage and note principal              3,392         6,928
 Collection of investment security principal                1,097           746
                                                        ---------     ---------

      Net cash used in investing activities              (272,561)     (176,487)
                                                        ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid                                           (27,329)      (19,640)
 Net proceeds from issuance of common stock               147,924       160,464
 Proceeds from bank borrowings                            318,000       123,000
 Proceeds from issuance of notes                               --        17,000
 Payment of bank borrowings                              (202,000)     (136,000)
                                                        ---------     ---------

      Net cash provided by financing activities           236,595       144,824
                                                        ---------     ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                    (221)       (4,214)

CASH AND CASH EQUIVALENTS, beginning of period              3,881         7,130
                                                        ---------     ---------

CASH AND CASH EQUIVALENTS, end of period                $   3,660     $   2,916
                                                        =========     =========

Noncash Investing Activities:
 Investment in securities resulting from
  securitization transactions                           $  23,798     $      --
                                                        =========     =========
 Conversion of mortgage loans to property
  and equipment subject to operating lease              $   2,828     $      --
                                                        =========     =========
 Mortgage loan obtained as part of property
  sale proceeds, net of deferred gain                   $      --     $   1,447
                                                        =========     =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Franchise Finance Corporation of America ("FFCA") is a self-administered real estate investment trust ("REIT") which provides real estate financing to multi-unit operators of chain restaurants, convenience stores and automotive services and parts outlets. FFCA offers financing through various products, including long-term real estate leases, mortgage loans, equipment loans and construction financing. At March 31, 1999, FFCA had interests in 3,923 properties representing approximately $1.9 billion in gross investments in chain store properties located throughout the United States and in Canada (although investments in Canada are not significant). In addition to this geographic diversification, the portfolio is also represented by more than 450 different operators in approximately 100 retail chains. No single operator represented 10% or more of FFCA's total portfolio revenues during the quarter ended March 31, 1999. FFCA's portfolio included 2,361 chain store properties consisting of investments in real estate mortgage loans and properties subject to leases and 1,562 properties consisting of securitized mortgage loans in which FFCA holds a residual interest.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1999, FFCA originated $391 million in new sale-leaseback and mortgage loan investments, which is more than double the investment volume achieved in the first quarter of the prior year. Originations in 1999 are represented by $318 million in mortgage loans and $73 million in property subject to operating leases. Approximately $85 million was invested in chain restaurant properties, $279 million in convenience stores and $27 million in automotive services and parts stores.

FFCA's investment activities are funded initially by draws on FFCA's revolving credit facilities and cash generated from operations. During the first quarter of 1999, FFCA increased its liquidity to ensure the availability of capital for the funding of new investments. FFCA successfully completed an equity offering in January, raising net proceeds of approximately $146 million through the issuance of 6.7 million shares of FFCA common stock. Then in February 1999, FFCA entered into a new $75 million revolving loan facility with a bank on substantially the same terms and conditions as the existing $350 million revolving loan facility. As of March 31, 1999, FFCA had $121 million available on $425 million of bank revolving loan facilities and $269 million available on its $600 million loan sale facility described below. FFCA's $425 million unsecured revolving loan facilities are used as a warehousing line until a sufficiently large pool of portfolio investments is accumulated to warrant the sale of loans through a securitization transaction or the issuance of additional debt or equity securities of FFCA.

FFCA has available a loan sale facility with a third party, under which the third party is currently committed to advance FFCA up to $600 million. This facility permits FFCA to sell loans on a regular basis to a trust at an agreed upon advance rate. FFCA acts as servicer for such loans following the sale to the trust. During the quarter ended March 31, 1999, FFCA sold 95 loans with an aggregate principal balance of $133 million through the loan sale facility, resulting in no material gain. Cash proceeds from the sale amounted to 82% of the mortgage loan balance with the remaining sale proceeds represented by trust certificates. These retained subordinated investment securities, totaling $24 million, were accounted for as the sale of mortgage loans and the purchase of trust certificates. The net cash proceeds approximated $109 million and were used to reduce FFCA's revolving loan facility.

On April 28, 1999, certain mortgage loans originated and held by FFCA together with loans that FFCA sold through its loan sale facility during 1998 and 1999, aggregating approximately $415 million, were securitized and Secured Franchise Loan Trust Certificates were sold to investors through a trust. The majority of the securitized loan pool was sold to third parties, while FFCA retained subordinated investment securities approximating 10% of the total mortgage loan pool balance. The subordinated investment securities held by FFCA are the last of the securities to be repaid from the loan pool, so that if any of the underlying mortgage loans default, these securities take the first loss. Any future credit losses in the securitized loan pool would be concentrated in these subordinated investment securities retained by FFCA; however, FFCA originates and services mortgage loans and has the infrastructure and resources to deal with potential defaults on the securitized portfolio (as it does with the mortgage loans it holds for investment). To date, there have been no losses from defaults in any of the securitized loan pools. FFCA also retained the servicing rights on the mortgage loans it has sold. FFCA expects to recognize a gain on the transaction.

Operations during the quarter ended March 31, 1999 provided net cash of $36 million as compared to $27 million for the first quarter of 1998. The increase in cash provided by operations is primarily due to increased revenues from the growth in the size of the portfolio. Cash generated from operations provides distributions to the shareholders in the form of quarterly dividends.

FFCA has a dividend reinvestment plan that allows shareholders to acquire additional shares of FFCA stock by automatically reinvesting their quarterly dividends. As of March 31, 1999, shareholders owning approximately 7% of the outstanding shares of FFCA common stock participate in the dividend reinvestment plan and dividends reinvested during the quarter ended March 31, 1999 totaled approximately $1.9 million. FFCA declared a first quarter 1999 dividend of $0.49 per share, or $1.96 per share on an annualized basis, payable on May 20, 1999 to shareholders of record on May 10, 1999. Management anticipates that cash generated from operations will be sufficient to meet operating requirements and provide the level of shareholder dividends required to maintain FFCA's status as a REIT.

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

Generally, from the time the fixed-rate mortgage loans are originated until the time they are sold through a securitization transaction, FFCA hedges against fluctuations in interest rates through the use of derivative financial instruments. FFCA intends to terminate these contracts upon securitization of the related fixed-rate mortgage loans and, at that time, both the gain or loss on the sale of the loans and the gain or loss on the termination of the interest rate swap contracts will be measured and recognized in the statement of operations. At March 31, 1999, FFCA had outstanding interest rate swap contracts aggregating $155 million in notional amount. Based on the level of interest rates prevailing, FFCA would have received approximately $1.4 million if it had terminated the swap contracts at March 31, 1999.

FFCA estimates that a hypothetical one percentage point increase or decrease in long-term interest rates at March 31, 1999 would impact the financial instruments described above and result in a change to net income of approximately $4.5 million. This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of prepayment risk or credit spread risk). Therefore, although it gives an indication of FFCA's exposure to interest rate changes at March 31, 1999, it is not intended to predict future results and FFCA's actual results will likely vary.

RESULTS OF OPERATIONS

FFCA's operations for the first quarter of 1999 resulted in net income of $25.5 million ($.48 per share diluted) as compared to net income of $18.6 million ($.42 per share diluted) in 1998. The increase in net income between 1998 and 1999 resulted from increased revenues due to the continued growth in FFCA's real estate investment portfolio.

Total revenues rose 23% to $48.5 million during the quarter from $39.4 million in the comparable quarter of 1998 primarily due to the growth of FFCA's investment portfolio. FFCA's primary source of revenue growth is rental revenues generated by new investments in chain store properties. Since the first quarter of 1998, FFCA made new investments in property subject to operating leases of approximately $390 million, including $73 million in the first quarter of 1999. The average base lease rate on new investments in 1999 was slightly lower than the average rate for the comparable quarter in 1998. Partially offsetting the rental revenue increases generated by new investments were decreases in rent related to properties sold.

Certain of the leases in FFCA's portfolio also provide for contingent rentals based on a percentage of the gross sales of the related chain store properties. Such contingent rentals totaled $2 million in the first quarter of 1999 as compared to $1.3 million in the first quarter of 1998.

Mortgage interest income generated by FFCA's loan portfolio totaled $4.9 million for the quarter ended March 31, 1999. The majority of the mortgage interest income is generated by mortgage loans that are held for sale. The average rate achieved on the loans originated during the first quarter of 1999 was slightly higher than the average rate achieved during the first quarter of 1998. Increases and decreases in mortgage interest income between quarters has been, and will continue to be, impacted by the amount of loans held for sale and the timing of the sale of these loans through securitization transactions. Although FFCA no longer receives mortgage interest income from the mortgages it has sold, it retains certain interests through the purchase of subordinated investment securities. These securities generate revenues that are included in "Real Estate Investment Securities Income" in the accompanying financial statements. The increase in real estate investment securities income between 1998 and 1999 is due to the addition of $85 million in subordinated investment securities related to the securitization transaction that closed in May 1998 and to the loan sale facility transactions that occurred since the first quarter of 1999.

Expenses increased to $23.7 million during the quarter from $20.9 million in the comparable quarter of 1998. This increase was primarily due to higher interest expense and depreciation and amortization expense related to property purchases. For the quarter, interest expense rose $1 million due primarily to increased borrowing rates offset somewhat by a decrease in the average borrowings outstanding during the quarter. FFCA's outstanding borrowings averaged $634 million in the first quarter of 1999 as compared to $641 million in 1998, despite the increase in investment originations, due to the use of equity proceeds to fund new investments in 1999. Operating, general and administrative expenses in the first quarter of 1999 decreased by $289,000 as compared to the same quarter in 1998 due to increased bad debt recoveries.

During the quarter, FFCA sold 12 properties (as compared to 10 properties sold in the first quarter of 1998) and recorded net gains totaling $625,000 on these sales, as compared to net gains of $102,000 recorded in the first quarter of 1998. Prepayments received in 1999 on securitized mortgage loans represented another 15 properties removed from the portfolio. Cash proceeds from the sale of property and from mortgage loan and note payoffs during the quarter, totaling $7.1 million, were used to fund new investments.

YEAR 2000 READINESS

FFCA'S STATE OF READINESS. FFCA successfully implemented its new accounting and servicing information system in January 1998 and its new property management system was deployed in July 1998. The design and implementation of these new systems, including related upgrades in computer hardware, was necessary to develop a more efficient portfolio servicing system that would permit a high level of growth in the FFCA portfolio while containing operating costs. The new systems are also "Year 2000" compliant which means that the systems will appropriately address any dates that refer to the 21st century. FFCA has taken a proactive approach in dealing with the issues associated with the Year 2000 and a five-phase process to address this challenge was approved by FFCA's computer steering committee. This plan includes: (1) an inventory and assessment of the systems and electronic devices that may be at risk; (2) the identification of potential solutions; (3) the implementation of upgrades or replacements to affected systems or devices; (4) the verification of compliance and testing of the revised systems; and (5) the training of users on the new systems. To date, FFCA has completed a review of its software and hardware and determined, through a combination of internal testing and vendor representations that their products have been tested and are compliant, that all mission-critical systems (those systems that are necessary to conduct FFCA's business activities) are Year 2000 compliant. Non-mission critical software and hardware have also been reviewed and FFCA is currently upgrading or replacing a few third-party products as part of its ongoing maintenance of information system technology.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is incorporated by reference from Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk".

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On April 7, 1999, the Board of Directors of FFCA declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of FFCA's common stock, par value $0.01 per share (the "Common Stock"). The dividend is payable to the stockholders of record at the close of business on April 19, 1999 (the "Record Date"). Each Right entitles the registered holder to purchase from FFCA one one-thousandth of a share of FFCA's Series A Junior Participating Preferred Stock, par value $.01 per share (the "Preferred Stock"), at a price of $90.00 per one one-thousandth of a share of Preferred Stock (the "Purchase Price"), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of April 7, 1999, as the same may be amended from time to time (the "Rights Agreement"), between FFCA and Gemisys Corporation, as Rights Agent.

Until the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (with certain exceptions, an "Acquiring Person") has acquired beneficial ownership of 15% or more of the outstanding shares of Common Stock or (ii) 10 business days (or such later date as may be determined by action of FFCA's Board of Directors prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding shares of Common Stock (the earlier of such dates being called the "Distribution Date"), the Rights will be evidenced, with respect to any of the Common Stock certificates outstanding as of the Record Date, by such Common Stock certificate together with a copy of the Summary of Rights which is attached as an exhibit to the Rights Agreement.

The Rights Agreement provides that, until the Distribution Date (or earlier expiration of the Rights), the Rights will be transferred with and only with the Common Stock. Until the Distribution Date (or earlier expiration of the Rights), new Common Stock certificates issued after the Record Date upon transfer or new issuances of Common Stock will contain a notation incorporating the Rights Agreement by reference. Until the Distribution Date (or earlier expiration of the Rights), the surrender for transfer of any certificates for shares of Common Stock outstanding as of the Record Date, even without such notation or a copy of the Summary of Rights, will also constitute the transfer of the Rights associated with the shares of Common Stock represented by such certificate. As soon as practicable following the Distribution Date, separate certificates evidencing the Rights ("Right Certificates") will be mailed to holders of record of the Common Stock as of the close of business on the Distribution Date and such separate Right Certificates alone will evidence the Rights.

The Rights are not exercisable until the Distribution Date. The Rights will expire on April 7, 2009 (the "Final Expiration Date"), unless the Final Expiration Date is advanced or extended or unless the Rights are earlier redeemed or exchanged by the Company.

Shares of Preferred Stock purchasable upon exercise of the Rights will not be redeemable. Each share of Preferred Stock will be entitled, when, as and if declared, to a minimum preferential quarterly dividend payment of the greater of
(a) $10.00 per share, and (b) an amount equal to 1000 times the dividend declared per share of Common Stock. In the event of liquidation, dissolution or winding up of FFCA, the holders of the Preferred Stock will be entitled to a minimum preferential payment of the greater of (a) $10.00 per share (plus any accrued but unpaid dividends), and (b) an amount equal to 1000 times the payment made per share of Common Stock. Each share of Preferred Stock will have one vote, voting together with the Common Stock. Finally, in the event of any merger, consolidation or other transaction in which outstanding shares of Common Stock are converted or exchanged, each share of Preferred Stock will be entitled to receive 1000 times the amount received per share of Common Stock. These rights are protected by customary antidilution provisions.

Because of the nature of the Preferred Stock's dividend and liquidation rights, the value of the one one-thousandth interest in a share of Preferred Stock purchasable upon exercise of each Right should approximate the value of one share of Common Stock, unless a discount results from the fact that such interest carries one one-thousandth of a vote as a result of restrictions contained in FFCA's Certificate of Incorporation.

In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter have the right to receive upon exercise of a Right that number of shares of Common Stock (or, in certain circumstances, other securities or assets of FFCA) having a market value of two times the exercise price of the Right.

In the event that, after a person or group has become an Acquiring Person, FFCA is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold, proper provisions will be made so that each holder of a Right (other than Rights beneficially owned by an Acquiring Person which will have become void) will thereafter have the right to receive upon the exercise of a Right that number of shares of common stock of the person with whom FFCA has engaged in the foregoing transaction (or its parent) that at the time of such transaction have a market value of two times the exercise price of the Right.

At any time after any person or group becomes an Acquiring Person and prior to the earlier of one of the events described in the previous paragraph or the acquisition by such Acquiring Person of 50% or more of the outstanding shares of Common Stock, the Board of Directors of FFCA may exchange the Rights
(other than Rights owned by such Acquiring Person which will have become void), in whole or in part, for shares of Common Stock or Preferred Stock (or, in certain circumstances, other securities or assets of FFCA) at an exchange ratio of one share of Common Stock, or such amount of other securities or assets equivalent in value thereto, per Right.

With certain exceptions, no adjustment in the Purchase Price will be required until cumulative adjustments require an adjustment of at least 1% in such Purchase Price. No fractional shares of Preferred Stock or Common Stock will be issued (other than fractions of Preferred Stock which are integral multiples of one one-thousandth of a share of Preferred Stock, which may, at the election of FFCA, be evidenced by depositary receipts), and in lieu thereof an adjustment in cash will be made based on the current market price of the Preferred Stock or the Common Stock.

At any time prior to the time an Acquiring Person becomes such, the Board of Directors of FFCA may redeem the Rights in whole, but not in part, at a price of $.01 per Right (the "Redemption Price") payable, at the option of FFCA, in cash, shares of Common Stock or such other form of consideration as the Board of Directors of FFCA shall determine. The redemption of the Rights may be made effective at such time, on such basis and with such conditions as the Board of Directors in its sole discretion may establish. Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

Until a Right is exercised or exchanged, the holder thereof, as such, will have no rights as a stockholder of FFCA, including, without limitation, the right to vote or to receive dividends.

A copy of the Rights Agreement and the Certificate of Designation classifying and designating the Series A Junior Participating Preferred Stock are attached as exhibits to, and are incorporated herein by reference from, FFCA's Current Report of Form 8-K dated April 7, 1999 as filed with the Securities and Exchange Commission.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following is a complete list of exhibits filed as part of this Form 10-Q. For electronic filing purposes only, this report contains
          Exhibit 27, Financial Data Schedule. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

          Exhibit 3.01 Certificate of Designation of Franchise Finance Corporation, classifying and designating the Series A Junior Participating Preferred Stock.*

          Exhibit 4.01 Rights Agreement, dated as of April 7, 1999, between Franchise Finance Corporation and Gemisys Corporation, as Rights Agent.*

          Exhibit 99.01 Purchase Agreement dated April 22, 1999 between FFCA Secured Lending Corporation, and Morgan Stanley & Co. Incorporated, Salomon Smith Barney Inc. and Prudential Securities Incorporated, as initial purchasers of $371,908,000 aggregate principal or notional amount of Secured Franchise Loan Trust Certificates, Series 1999-1, Class A-1a, Class A-1b, Class A-2, Class B-1, Class B-2, Class C-1, Class C-2, Class D-1, Class D-2 and Class IO.
----------
* Incorporated by reference from the Registrant's Current Report on Form 8-K dated April 7, 1999, as filed with the Securities and Exchange Commission.

     (b) During the quarter ended March 31, 1999, FFCA filed the following report on Form 8-K:

          Form 8-K dated January 27, 1999, filed January 29, 1999, reporting the Purchase Agreement with respect to the issue and sale by FFCA of 6,000,000 shares of its common stock, and an option to purchase an additional 900,000 shares of common stock to cover over-allotments if any, under Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 FRANCHISE FINANCE CORPORATION OF AMERICA

Date: April 30, 1999             By /s/ John Barravecchia
                                    --------------------------------------------
                                    John Barravecchia, Executive Vice President,
                                    Chief Financial Officer and Treasurer



Date: April 30, 1999             By /s/ Catherine F. Long
                                    --------------------------------------------
                                    Catherine F. Long, Senior Vice President
                                    Finance and Principal Accounting Officer

                                  EXHIBIT INDEX

   The following is a complete list of exhibits filed as part of this Form 10-Q. For electronic filing purposes only, this report contains
   Exhibit 27, Financial Data Schedule. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

   Exhibit 3.01   Certificate of Designation of Franchise Finance
                  Corporation, classifying and designating the Series A Junior Participating Preferred Stock.*

   Exhibit 4.01 Rights Agreement, dated as of April 7, 1999, between Franchise Finance Corporation and Gemisys Corporation, as Rights Agent.*

   Exhibit 99.01  Purchase Agreement dated April 22, 1999 between FFCA
                  Secured Lending Corporation, and Morgan Stanley & Co. Incorporated, Salomon Smith Barney Inc. and Prudential Securities Incorporated, as initial purchasers of
                  $371,908,000 aggregate principal or notional amount of
                  Secured Franchise Loan Trust Certificates, Series
                  1999-1, Class A-1a, Class A-1b, Class A-2, Class B-1,
                  Class B-2, Class C-1, Class C-2, Class D-1, Class D-2
                  and Class IO.
----------
* Incorporated by reference from the Registrant's Current Report on Form 8-K dated April 7, 1999, as filed with the Securities and Exchange Commission.