Form 10-Q
period 1999-06-30
FRANCHISE FINANCE CORP OF AMERICA
filed 1999-08-12
CIK 908527

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from __________ to __________

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

                              The Perimeter Center
                           17207 North Perimeter Drive
                            Scottsdale, Arizona 85255
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

        Registrants' telephone number including area code (480) 585-4500
                                                          ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares outstanding of each of the issuer's classes of common stock as of July 26, 1999:

      Common Stock, $0.01 par value                             55,955,622
      -----------------------------                          ----------------
                 Class                                       Number of Shares

PART 1 - FINANCIAL INFORMATION
Item l. Financial Statements.

                    FRANCHISE FINANCE CORPORATION OF AMERICA

        CONSOLIDATED BALANCE SHEETS - JUNE 30, 1999 AND DECEMBER 31, 1998
                    (Amounts in thousands except share data)
                                   (Unaudited)
                                                       June 30,     December 31,
                                                         1999          1998
                                                      ----------     ----------
                                     ASSETS
Investments:
  Investments in Real Estate, at cost:
    Land                                              $  530,096     $  496,286
    Buildings and Improvements                           819,469        759,444
    Equipment                                             20,383         18,870
                                                      ----------     ----------
                                                       1,369,948      1,274,600
    Less-Accumulated Depreciation                        194,108        185,580
                                                      ----------     ----------
      Net Real Estate Investments                      1,175,840      1,089,020

  Mortgage Loans Held for Sale                           277,878        163,172
  Mortgage Loans Receivable, net of allowances
   of $3,570 in 1999 and $3,600 in 1998                   54,283         43,343
  Real Estate Investment Securities                      143,563        113,692
  Other Investments                                       13,037         14,231
                                                      ----------     ----------
      Total Investments                                1,664,601      1,423,458

Cash and Cash Equivalents                                 17,946          3,881
Accounts Receivable, net of allowances
  of $610 in 1999 and $720 in 1998                        12,365          9,491
Other Assets                                              25,889         23,599
                                                      ----------     ----------

      Total Assets                                    $1,720,801     $1,460,429
                                                      ==========     ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Dividends Payable                                   $   27,418     $   24,041
  Notes Payable                                          501,013        500,168
  Borrowings Under Line of Credit                        293,000        188,000
  Mortgage Payable to Affiliate                            8,500          8,500
  Accrued Expenses and Other                              20,546         23,286
                                                      ----------     ----------
      Total Liabilities                                  850,477        743,995
                                                      ----------     ----------
Shareholders' Equity:
  Preferred Stock, par value $.01 per share,
   10 million shares authorized, none issued
   or outstanding                                             --             --
  Common Stock, par value $.01 per share,
   authorized 200 million shares, issued and
   outstanding 55,953,681 shares in 1999 and
   49,063,133 shares in 1998                                 560            491
  Capital in Excess of Par Value                         923,692        773,708
  Cumulative Net Income                                  359,740        297,823
  Cumulative Dividends                                  (413,668)      (355,588)
                                                      ----------     ----------
      Total Shareholders' Equity                         870,324        716,434
                                                      ----------     ----------

      Total Liabilities and Shareholders' Equity      $1,720,801     $1,460,429
                                                      ==========     ==========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                  (Amounts in thousands except per share data)
                                   (Unaudited)

                                        Three Months   Three Months   Six Months   Six Months
                                           Ended          Ended         Ended        Ended
                                          6/30/99        6/30/98       6/30/99      6/30/98
                                          -------        -------       -------      -------
REVENUES:
  Rental                                  $ 37,295      $ 28,913      $ 73,009     $ 55,781
  Mortgage Loan Interest                     8,009         6,719        12,942       15,591
  Real Estate Investment Securities
    Income                                   6,361         3,000        12,692        5,332
  Investment Income and Other                1,546         1,734         3,088        3,052
                                          --------      --------      --------     --------

                                            53,211        40,366       101,731       79,756
                                          --------      --------      --------     --------
EXPENSES:
  Depreciation and Amortization              7,638         5,886        14,883       11,369
  Operating, General and
    Administrative                           3,512         3,049         6,602        6,428
  Property Costs                               353           485           947          781
  Interest                                  14,218         9,298        26,721       20,808
  Interest (Related Party)                     254           250           508          500
                                          --------      --------      --------     --------

                                            25,975        18,968        49,661       39,886
                                          --------      --------      --------     --------

Income Before Gain on Sale of Property      27,236        21,398        52,070       39,870

Gain on Sale of Property                     9,222         6,986         9,847        7,088
                                          --------      --------      --------     --------

Net Income                                $ 36,458      $ 28,384      $ 61,917     $ 46,958
                                          ========      ========      ========     ========

Basic Net Income Per Share                $    .65      $    .58      $   1.13     $   1.02
                                          ========      ========      ========     ========
Diluted Net Income Per Share              $    .65      $    .58      $   1.13     $   1.01
                                          ========      ========      ========     ========
Number of Common Shares Used in
  Basic Net Income Per Share                55,903        48,619        54,650       46,118
Incremental Shares from Assumed
  Conversion of Options                        204           407           178          439
                                          --------      --------      --------     --------
Number of Common Shares Used in
  Diluted Net Income Per Share              56,107        49,026        54,828       46,557
                                          ========      ========      ========     ========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                             (Amounts in thousands)
                                   (Unaudited)

                                 Common Stock Issued   Capital in
                                 -------------------    Excess of    Cumulative   Cumulative
                                 Shares       Amount    Par Value    Net Income   Dividends     Total
                                 ------       ------    ---------    ----------   ---------     -----
BALANCE, December 31, 1998       49,063       $ 491     $ 773,708    $ 297,823    $(355,588)   $716,434

 Capital contributions -
   Issuance of common stock       6,713          67       145,966           --           --     146,033
   Dividend reinvestment plan       169           2         3,832           --           --       3,834

 Exercise of stock options            9          --           186           --           --         186

 Net income                          --          --            --       61,917           --      61,917

 Dividends declared -
   $.98 per share                    --          --            --           --      (58,080)    (58,080)
                                -------       -----     ---------    ---------    ---------    --------

BALANCE, June 30, 1999           55,954       $ 560     $ 923,692    $ 359,740    $(413,668)   $870,324
                                =======       =====     =========    =========    =========    ========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                             (Amounts in thousands)
                                   (Unaudited)

                                                           1999          1998
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                              $  61,917    $  46,958
 Adjustments to net income:
   Depreciation and amortization                            14,883       11,369
   Gain on sale of property                                 (9,847)      (7,088)
   Other                                                    (3,942)        (133)
                                                         ---------    ---------

      Net cash provided by operating activities             63,011       51,106
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property                                  (111,734)    (169,565)
 Investment in mortgage loans                             (566,079)    (267,471)
 Investment in notes receivable                             (1,775)     (15,453)
  Proceeds from securitization transactions (Note 2)       401,518      316,766
 Proceeds from sale of property                             15,602        8,665
 Receipt of mortgage loan and note payoffs                   6,114       10,427
 Collection of mortgage loan and note principal              4,659        6,525
 Collection of investment security principal                 2,399        1,496
                                                         ---------    ---------

      Net cash used in investing activities               (249,296)    (108,610)
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid                                            (54,703)     (42,593)
 Proceeds from issuance of common stock                    150,053      186,776
 Proceeds from bank borrowings                             658,000      309,000
 Proceeds from issuance of notes                                --       47,500
 Payment of bank borrowings                               (553,000)    (443,000)
                                                         ---------    ---------

      Net cash used in financing activities                200,350       57,683
                                                         ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                   14,065          179

CASH AND CASH EQUIVALENTS, beginning of period               3,881        7,130
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS, end of period                 $  17,946    $   7,309
                                                         =========    =========
Supplemental Disclosure of Noncash Activities:
 Investment in securities resulting from
  securitization transactions                            $  27,925    $  21,653
 Conversion of mortgage loans to property and
  equipment subject to operating lease                   $   2,900    $      --
 Mortgage loan obtained as part of property
  sale proceeds, net of deferred gain                    $      --    $   1,447

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999


(1) SHAREHOLDER RIGHTS AGREEMENT:

         In April 1999, the Board of Directors of FFCA adopted a shareholder rights plan. This plan is intended to protect FFCA's shareholders in the event of unfair takeover tactics, or an unsolicited attempt to acquire control of FFCA in a transaction the Board of Directors believes is not in the best interests of the shareholders. Under the plan, FFCA declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of FFCA's common stock, payable to the stockholders of record at the close of business on April 19, 1999. Each Right entitles the registered holder to purchase from FFCA one one-thousandth of a share of FFCA's Series A Junior Participating Preferred Stock (the "Preferred Stock") at a price of $90, subject to adjustment.

         The Rights are not exercisable except under circumstances of the announcement of an acquisition, tender offer or exchange offer, the consummation of which would result in the ownership by a person or group of 15% or more of the outstanding shares of FFCA common stock. (The Rights beneficially owned by the acquiring person or group will become void.) The Rights will expire on April 7, 2009, unless this date is advanced or extended, or unless the Rights are earlier redeemed or exchanged by FFCA. The Board of Directors in its sole discretion may establish the terms and conditions for the redemption of the Rights. Until exercised or exchanged, the Rights have no vote and are not entitled to receive dividends; however, in the event of a merger or certain other transactions, an unexercised Right may be exchanged for certain preferential consideration.

         Each share of Preferred Stock will be entitled, when, as and if declared, to a minimum preferential quarterly dividend payment, a minimum preferential payment in the event of liquidation, dissolution or winding up of FFCA, and other preferential payments or assets in the event of any merger, consolidation or similar transaction. Each share of Preferred Stock will have one vote, voting together with the common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Franchise Finance Corporation of America ("FFCA") provides real estate financing to multi-unit operators of chain restaurants, convenience stores and automotive services and parts outlets. FFCA offers financing through various products, including long-term real estate leases, mortgage loans, equipment loans and construction financing. At June 30, 1999, FFCA had interests in 4,154 properties representing approximately $1.9 billion in gross investments in chain store properties located throughout the United States and in Canada (although investments in Canada are not significant). In addition to this geographic diversification, the portfolio is also represented by more than 450 different operators in approximately 100 retail chains. No single operator represented over 8% of FFCA's total portfolio revenues during the quarter ended June 30, 1999. FFCA's portfolio included 2,358 chain store properties consisting of investments in real estate mortgage loans and properties subject to leases and 1,796 properties consisting of securitized mortgage loans in which FFCA holds a residual interest.

LIQUIDITY AND CAPITAL RESOURCES

During the second quarter of 1999, FFCA originated $287 million in new sale-leaseback and mortgage loan investments ($678 million year to date). Originations in the second quarter of 1999 are represented by $248 million in mortgage loans and $39 million in property subject to operating leases. Approximately $58 million was invested in chain restaurant properties, $199 million in convenience stores and $30 million in automotive services and parts outlets during the second quarter.

FFCA's  investment  activities  are funded  initially by draws on its  revolving credit facilities and cash generated from operations. During 1999, FFCA increased its liquidity to ensure the availability of capital for the funding of new investments. FFCA successfully completed an equity offering in January, raising net proceeds of approximately $146 million through the issuance of 6.7 million shares of FFCA common stock. Then in February 1999, FFCA entered into a new $75 million revolving loan facility with a bank on substantially the same terms and conditions as the existing $350 million revolving loan facility. FFCA's $425 million unsecured revolving loan facilities are used as a warehousing line until a sufficiently large pool of portfolio investments is accumulated to warrant the sale of loans through a securitization transaction or the issuance of additional debt or equity securities of FFCA. As of June 30, 1999, FFCA had $132 million available on $425 million of bank revolving loan facilities and $375 million available on its $600 million loan sale facility described below. In addition, FFCA intends to generate cash sale proceeds through the sale of loans in a securitization transaction during the second half of 1999.

FFCA has available a loan sale facility with a third party, under which the third party is currently committed to advance FFCA up to $600 million. This facility permits FFCA to sell loans on a regular basis to a trust at an agreed upon advance rate. FFCA acts as servicer for such loans following the sale to the trust. During the quarter ended June 30, 1999, FFCA sold 278 loans with an aggregate principal balance of $264 million through the loan sale facility, resulting in a $3.2 million gain. Cash proceeds from the sale amounted to approximately 84% of the mortgage loan balance with the remaining sale proceeds represented by trust certificates. These retained subordinated investment securities, totaling $47 million, were accounted for as the sale of mortgage loans and the purchase of trust certificates. The net cash proceeds approximated $220 million and were used to reduce FFCA's revolving loan facility.

On April 28, 1999, certain mortgage loans originated and held by FFCA together with loans that FFCA sold through its loan sale facility during 1998 and 1999, aggregating approximately $415 million, were securitized and Secured Franchise Loan Trust Certificates were sold to investors through a trust. FFCA recognized a gain on the transaction of $4.7 million. FFCA also retained the servicing rights on the mortgage loans it sold. The majority of the securitized loan pool was sold to third parties, while FFCA retained subordinated investment securities approximating 10% of the total mortgage loan pool balance. The subordinated investment securities held by FFCA are the last of the securities to be repaid from the loan pool, so that if any of the underlying mortgage loans default, these securities take the first loss. Any future credit losses in the securitized loan pool would be concentrated in these subordinated investment securities retained by FFCA; however, FFCA originates and services mortgage loans and has the infrastructure and resources to deal with potential defaults on the securitized portfolio (as it does with the mortgage loans it holds for investment). To date, there have been no losses from defaults in any of the securitized loan pools. In July 1999, one borrower with loans aggregating $12.6 million in two securitized loan pools failed to make its July mortgage payments and filed for Chapter 11 bankruptcy protection. FFCA is working with this borrower and the borrower's other major creditor to resolve the problem.

Operations during the six months ended June 30, 1999 provided net cash of $63 million as compared to $51 million for the comparable six-month period of 1998. The increase in cash provided by operations is primarily due to increased revenues from the growth in the size of the portfolio. Cash generated from operations provides distributions to the shareholders in the form of quarterly dividends.

FFCA has a dividend reinvestment plan that allows shareholders to acquire additional shares of FFCA stock by automatically reinvesting their quarterly dividends. As of June 30, 1999, shareholders owning approximately 7% of the outstanding shares of FFCA common stock participate in the dividend reinvestment plan and dividends reinvested during the quarter ended June 30, 1999 totaled approximately $1.9 million ($3.8 million year to date). FFCA declared a second quarter 1999 dividend of $0.49 per share, or $1.96 per share on an annualized basis, payable on August 20, 1999 to shareholders of record on August 10, 1999. Management anticipates that cash generated from operations will be sufficient to meet operating requirements and provide the level of shareholder dividends required to maintain FFCA's status as a REIT.

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

Generally, from the time the fixed-rate mortgage loans are originated until the time they are sold through a securitization transaction, FFCA hedges against fluctuations in interest rates through the use of derivative financial instruments (primarily interest rate swap contracts). FFCA intends to terminate these contracts upon securitization of the related fixed-rate mortgage loans and, at that time, both the gain or loss on the sale of the loans and the gain or loss on the termination of the interest rate swap contracts will be measured and recognized in the statement of operations. At June 30, 1999, FFCA had outstanding interest rate swap contracts aggregating $160 million in notional amount. Based on the level of interest rates prevailing, FFCA would have paid approximately $1.2 million if it had terminated the swap contracts at June 30, 1999.

FFCA estimates that a hypothetical one percentage point increase or decrease in long-term interest rates at June 30, 1999 would impact the financial instruments described above and result in a change to net income of less than $1 million. This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk). Therefore, although it gives an indication of FFCA's exposure to interest rate changes at June 30, 1999, it is not intended to predict future results and FFCA's actual results will likely vary.

RESULTS OF OPERATIONS

FFCA's operations for the second quarter of 1999 resulted in net income of $36.5 million ($.65 per share diluted) as compared to net income of $28.4 million ($.58 per share diluted) in 1998. The increase in net income between 1998 and 1999 resulted from increased revenues due to the continued growth in FFCA's real estate investment portfolio. FFCA's operations showed similar growth for the six month period ended June 30, 1999 as compared to the same period in 1998.

Total revenues rose 32% to $53.2 million during the quarter from $40.4 million in the comparable quarter of 1998 primarily due to the growth of FFCA's investment portfolio. FFCA's primary source of revenue growth is rental revenues generated by new investments in chain store properties. Since the second quarter of 1998, FFCA made new investments in property subject to operating leases of approximately $306 million, including $39 million in the second quarter of 1999. The average base lease rate on new investments in the second quarter of 1999 was lower than the average rate for the comparable period in 1998. Partially offsetting the rental revenue increases generated by new investments were decreases in rent related to properties sold.

Certain of the leases in FFCA's portfolio also provide for contingent rentals based on a percentage of the gross sales of the related chain store properties. Such contingent rentals totaled $1.9 million in the second quarter of 1999, which is comparable to the second quarter of 1998.

Mortgage interest income generated by FFCA's loan portfolio totaled $8 million for the quarter ended June 30, 1999. The majority of the mortgage interest income is generated by mortgage loans that are held for sale. The average rate achieved on the loans originated during the second quarter of 1999 was slightly higher than the average rate achieved during the second quarter of 1998. Increases and decreases in mortgage interest income between quarters has been, and will continue to be, impacted by the amount of loans held for sale and the timing of the sale of these loans through securitization transactions. Although FFCA no longer receives mortgage interest income from the mortgages it has sold, it retains certain interests through the purchase of subordinated investment securities. These securities generate revenues that are included in "Real Estate Investment Securities Income" in the accompanying financial statements. The increase in real estate investment securities income between 1998 and 1999 is due to the addition of $70 million in subordinated investment securities related to the securitization transaction that closed in April 1999 and to the loan sale facility transactions that occurred since June 1998.

Expenses increased to $26 million during the quarter from $19 million in the comparable quarter of 1998. This increase was primarily due to higher interest expense and higher depreciation and amortization expense related to property purchases. For the quarter, interest expense rose $5 million due to an increase in the average borrowings outstanding during the quarter and due to increased borrowing rates. FFCA's outstanding borrowings rose to an average of $751 million in the second quarter of 1999 (with an average rate of 7.2%) from $499 million in 1998 (with an average rate of 7%) due to an increase in investment originations. Operating, general and administrative expenses in the second quarter of 1999 increased by $463,000 as compared to the same quarter in 1998 primarily due to higher bad debt recoveries in 1998.

During the quarter, FFCA sold 20 properties (as compared to 12 properties sold in the second quarter of 1998) and recorded net gains totaling $1.4 million on these sales, as compared to net gains of $820,000 recorded in the second quarter of 1998. Cash proceeds from the sale of property and from mortgage loan and note payoffs during the quarter totaled $14.6 million ($21.7 million year to date) and were used to fund new investments.

YEAR 2000 READINESS

FFCA'S STATE OF READINESS. FFCA successfully implemented its new accounting and servicing information system in January 1998 and its new property management system was deployed in July 1998. The design and implementation of these new systems, including related upgrades in computer hardware, was necessary to develop a more efficient portfolio servicing system that would permit a high level of growth in the FFCA portfolio while containing operating costs. The new systems are also "Year 2000" compliant which means that the systems will appropriately address any dates that refer to the 21st century. FFCA has taken a proactive approach in dealing with the issues associated with the Year 2000 and a five-phase process to address this challenge was approved by FFCA's computer steering committee. This plan includes: (1) an inventory and assessment of the systems and electronic devices that may be at risk; (2) the identification of potential solutions; (3) the implementation of upgrades or replacements to affected systems or devices; (4) the verification of compliance and testing of the revised systems; and (5) the training of users on the new systems. To date, FFCA has completed a review of its software and hardware and determined, through a combination of internal testing and vendor representations that their products have been tested and are compliant, that all mission-critical systems (those systems that are necessary to conduct FFCA's business activities) are Year 2000 compliant. Non-mission critical software and hardware have also been reviewed and FFCA continues to upgrade or replace a few third-party products as part of its ongoing maintenance of information system technology.

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

FFCA'S CONTINGENCY PLANS. FFCA will continue to monitor and evaluate its key clients, vendors and suppliers to determine the extent that FFCA is vulnerable to those third parties' possible failure to become Year 2000 compliant. FFCA is developing contingency plans throughout 1999, on an as needed basis to address these concerns, where reasonable to do so. These plans may include identifying and securing alternate suppliers of services and other measures considered appropriate by management. The contingency plans will be continually refined as additional information becomes available.

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

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of the stockholders of FFCA (the "Meeting") was held on May 12, 1999. The following table sets forth each of the proposals that the stockholders were asked to vote upon and the results of the Meeting:

         Proposal                                      Results
         --------                                      -------
1. A proposal to elect nine directors
   to the Board of Directors:

   Morton H. Fleischer                          For               47,779,089
                                                Withheld             411,008

   Willie R. Barnes, Esq.                       For               47,774,727
                                                Withheld             415,370

   Kelvin L. Davis                              For               47,786,403
                                                Withheld             403,694

   Robert W. Halliday                           For               47,737,372
                                                Withheld             485,802

   Dennis E. Mitchem                            For               47,775,771
                                                Withheld             414,326

   Louis P. Neeb                                For               47,789,483
                                                Withheld             400,614

   Kenneth B. Roath                             For               47,790,619
                                                Withheld             399,478

   Casey J. Sylla                               For               47,786,388
                                                Withheld             403,709

   Shelby Yastrow                               For               46,831,420
                                                Withheld           1,358,677

2. A proposal to amend FFCA's 1995              For               39,642,984
   Stock Option and Incentive Plan to           Against            7,515,493
   increase the number of shares of FFCA's      Abstain            1,031,278
   common stock reserved for issuance under the Stock Option Plan by 1,500,000 shares, from 3,018,804 shares to 4,518,804 shares

3. A proposal to ratify the selection of        For               47,262,119
   Arthur Andersen LLP as FFCA's                Against              171,264
   independent auditors for the fiscal year     Abstain              428,610
   ending December 31, 1999

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following is a complete list of exhibits filed as part of this Form 10-Q. For electronic filing purposes only, this report contains
          Exhibit 27, Financial Data Schedule. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

          Exhibit 10.01 Amendment No. 1 to the 1995 Stock Option and Incentive Plan of Franchise Finance Corporation of America.

          Exhibit 10.02 Continuity Agreement between Franchise Finance Corporation of America and Morton H. Fleischer dated May 12, 1999.

          Exhibit 10.03 Continuity Agreement between Franchise Finance Corporation of America and Christopher H. Volk dated May 12, 1999.

          Exhibit 10.04 Continuity Agreement between Franchise Finance Corporation of America and John R. Barravecchia dated May 12, 1999.

          Exhibit 10.05 Continuity Agreement between Franchise Finance Corporation of America and Stephen G. Schmitz dated May 12, 1999.

          Exhibit 10.06 Continuity Agreement between Franchise Finance Corporation of America and Dennis L. Ruben, Esq. dated May 12, 1999.

     (b) During the quarter ended June 30, 1999, FFCA filed the following report on Form 8-K:

          Form 8-K dated April 7, 1999, reporting the declaration of a dividend of one preferred share purchase right for each outstanding share of the Company's common stock, par value $0.01 per share, in connection with the adoption of a Rights Agreement dated April 7, 1999, by and between the Company and Gemisys Corporation, under Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             FRANCHISE FINANCE CORPORATION OF AMERICA


Date: August 10, 1999        By /s/ John Barravecchia
                               ------------------------------------------------
                               John Barravecchia, Executive Vice President,
                               Chief Financial Officer and Treasurer



Date: August 10, 1999        By /s/ Catherine F. Long
                               ------------------------------------------------
                               Catherine F. Long, Senior Vice President Finance and Principal Accounting Officer

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

                                                                   Sequentially
  Exhibit No.                     Description                      Numbered Page
  -----------                     -----------                      -------------

 Exhibit 10.01     Amendment No. 1 to the 1995 Stock Option and
                   Incentive Plan of Franchise Finance Corporation of America.

 Exhibit 10.02     Continuity Agreement between Franchise Finance
                   Corporation of America and Morton H. Fleischer dated May 12, 1999.

 Exhibit 10.03     Continuity Agreement between Franchise Finance
                   Corporation of America and Christopher H. Volk dated May 12, 1999.

 Exhibit 10.04     Continuity Agreement between Franchise Finance
                   Corporation of America and John R. Barravecchia dated May 12, 1999.

 Exhibit 10.05     Continuity Agreement between Franchise Finance
                   Corporation of America and Stephen G. Schmitz dated May 12, 1999.

 Exhibit 10.06     Continuity Agreement between Franchise Finance
                   Corporation of America and Dennis L. Ruben, Esq. dated May 12, 1999.