Form 10-Q
period 1999-09-30
FRANCHISE FINANCE CORP OF AMERICA
filed 1999-11-15
CIK 908527

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________


                                     1-13116
                             Commission file number


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

                              The Perimeter Center
                           17207 North Perimeter Drive
                            Scottsdale, Arizona 85255
                    (Address of principal executive offices)
                                   (Zip code)

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

                                 Yes [X] No [ ]

Number of shares outstanding of each of the issuer's classes of common stock as of October 29, 1999:

     Common Stock, $0.01 par value                        56,034,300
     -----------------------------                     ----------------
                Class                                  Number of Shares

PART 1 - FINANCIAL INFORMATION

Item l. Financial Statements.

                    FRANCHISE FINANCE CORPORATION OF AMERICA

     CONSOLIDATED BALANCE SHEETS - SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                    (Amounts in thousands except share data)
                                   (Unaudited)

                                                    September 30,   December 31,
                                                        1999           1998
                                                     -----------    -----------
                                     ASSETS
Investments:
  Investments in Real Estate, at cost:
     Land                                            $   565,363    $   496,286
     Buildings and Improvements                          872,587        759,444
     Equipment                                            20,183         18,870
                                                     -----------    -----------
                                                       1,458,133      1,274,600
     Less-Accumulated Depreciation                       199,732        185,580
                                                     -----------    -----------
        Net Real Estate Investments                    1,258,401      1,089,020

  Mortgage Loans Held for Sale                           133,282        163,172
  Mortgage Loans Receivable, net of allowances
    of $3,570 in 1999 and $3,600 in 1998                  69,456         43,343
  Real Estate Investment Securities                      258,300        113,692
  Other Investments                                       15,973         14,231
                                                     -----------    -----------
        Total Investments                              1,735,412      1,423,458

Cash and Cash Equivalents                                 24,653          3,881
Accrued Interest and Accounts Receivable, net of
  allowances of $1,015 in 1999 and $720 in 1998           15,899          9,491
Other Assets                                              24,563         23,599
                                                     -----------    -----------
        Total Assets                                 $ 1,800,527    $ 1,460,429
                                                     ===========    ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Dividends Payable                                  $    27,457    $    24,041
  Notes Payable                                          501,436        500,168
  Borrowings Under Line of Credit                        339,000        188,000
  Mortgage Payable to Affiliate                            8,500          8,500
  Accrued Expenses and Other                              33,238         23,286
                                                     -----------    -----------
        Total Liabilities                                909,631        743,995
                                                     -----------    -----------
Shareholders' Equity:
  Preferred Stock, par value $.01 per share,
    10 million shares authorized, none issued
    or outstanding                                            --             --
  Common Stock, par value $.01 per share,
    authorized 200 million shares, issued and
    outstanding 56,032,228 shares in 1999 and
    49,063,133 shares in 1998                                560            491
  Capital in Excess of Par Value                         925,392        773,708
  Cumulative Net Income                                  406,068        297,823
  Cumulative Dividends                                  (441,124)      (355,588)
                                                     -----------    -----------
        Total Shareholders' Equity                       890,896        716,434
                                                     -----------    -----------
        Total Liabilities and Shareholders' Equity   $ 1,800,527    $ 1,460,429
                                                     ===========    ===========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                  (Amounts in thousands except per share data)
                                   (Unaudited)

                                        Three Months  Three Months  Nine Months  Nine Months
                                           Ended         Ended        Ended        Ended
                                          9/30/99       9/30/98      9/30/99      9/30/98
                                          --------      --------     --------     --------
REVENUES:
  Rental                                  $ 38,093      $ 31,569     $111,102     $ 87,350
  Mortgage Loan Interest                     9,132         5,696       22,074       21,287
  Real Estate Investment Securities
    Income                                  10,301         4,003       22,993        9,335
  Investment Income and Other                1,946         1,715        5,034        4,767
                                          --------      --------     --------     --------
                                            59,472        42,983      161,203      122,739
                                          --------      --------     --------     --------
EXPENSES:
  Depreciation and Amortization              7,718         6,439       22,601       17,808
  Operating, General and
    Administrative                           6,273         3,529       12,875        9,958
  Property Costs                             1,089           733        2,036        1,513
  Interest                                  15,295        10,413       42,016       31,221
  Interest (Related Party)                     253           250          761          750
                                          --------      --------     --------     --------
                                            30,628        21,364       80,289       61,250
                                          --------      --------     --------     --------

Income Before Realized/Unrealized Gains     28,844        21,619       80,914       61,489

Unrealized Gain on Real Estate
  Investment Securities                      9,200            --        9,200           --
Gain on Sale of Assets                       8,284         2,218       18,131        9,306
                                          --------      --------     --------     --------
Net Income                                $ 46,328      $ 23,837     $108,245     $ 70,795
                                          ========      ========     ========     ========

Basic Net Income Per Share                $    .83      $    .49     $   1.96     $   1.50
                                          ========      ========     ========     ========
Diluted Net Income Per Share              $    .83      $    .48     $   1.96     $   1.49
                                          ========      ========     ========     ========
Number of Common Shares Used in
  Basic Net Income Per Share                55,990        48,920       55,102       47,062
Incremental Shares from Assumed
  Conversion of Options                        145           316          166          387
                                          --------      --------     --------     --------
Number of Common Shares Used in
  Diluted Net Income Per Share              56,135        49,236       55,268       47,449
                                          ========      ========     ========     ========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                  (Amounts in thousands except per share data)
                                   (Unaudited)

                                  Common Stock Issued    Capital in
                                 ---------------------    Excess of    Cumulative   Cumulative
                                   Shares      Amount     Par Value    Net Income   Dividends      Total
                                 ---------   ---------    ---------    ---------    ---------    ---------
BALANCE, December 31, 1998          49,063   $     491    $ 773,708    $ 297,823    $(355,588)   $ 716,434

  Capital contributions -
    Issuance of common stock         6,714          67      146,001           --           --      146,068
    Dividend reinvestment plan         246           2        5,497           --           --        5,499

  Exercise of stock options              9          --          186           --           --          186

  Net income                            --          --           --      108,245           --      108,245

  Dividends declared -
    $1.47 per share                     --          --           --           --      (85,536)     (85,536)
                                 ---------   ---------    ---------    ---------    ---------    ---------
BALANCE, September 30, 1999         56,032   $     560    $ 925,392    $ 406,068    $(441,124)   $ 890,896
                                 =========   =========    =========    =========    =========    =========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (Amounts in thousands)
                                   (Unaudited)

                                                           1999         1998
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $ 108,245    $  70,795
  Adjustments to net income:
    Depreciation and amortization                           22,601       17,808
    Gain on sale of assets                                 (18,131)      (9,306)
    Unrealized gain on real estate
      investment securities                                 (9,200)          --
    Other                                                    6,701        7,027
                                                         ---------    ---------
        Net cash provided by operating activities          110,216       86,324
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property                                 (222,328)    (248,504)
  Investment in mortgage loans                            (976,582)    (391,782)
  Investment in notes receivable                            (5,525)     (25,533)
  Proceeds from securitization transactions                835,980      415,858
  Proceeds from sale of property                            39,124       22,184
  Receipt of mortgage loan and note payoffs                  7,788       24,108
  Collection of mortgage loan and note principal             7,246        8,454
  Collection of investment security principal                4,218        2,242
                                                         ---------    ---------
        Net cash used in investing activities             (310,079)    (192,973)
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                           (82,120)     (65,573)
  Proceeds from issuance of common stock                   151,755      188,293
  Proceeds from bank borrowings                            832,000      490,000
  Payment of bank borrowings                              (681,000)    (546,000)
  Proceeds from issuance of notes                               --       47,500
                                                         ---------    ---------
        Net cash provided by financing activities          220,635      114,220
                                                         ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                   20,772        7,571

CASH AND CASH EQUIVALENTS, beginning of period               3,881        7,130
                                                         ---------    ---------
CASH AND CASH EQUIVALENTS, end of period                 $  24,653    $  14,701
                                                         =========    =========
Supplemental Disclosure of Noncash Activities:
  Investment in securities resulting from
    securitization transactions                          $ 135,410    $  41,408
  Conversion of mortgage loans to property and
    equipment subject to operating lease                 $   3,034    $      --
  Mortgage loan obtained as part of property
    sale proceeds, net of deferred gain                  $      --    $   1,447

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Franchise Finance Corporation of America ("FFCA") provides real estate financing to multi-unit operators of chain restaurants, convenience stores and automotive services and parts outlets. FFCA offers financing through various products, including long-term real estate leases, mortgage loans, equipment loans and construction financing. At September 30, 1999, FFCA had interests in 5,174 properties representing approximately $1.9 billion in gross investments in chain store properties located throughout the United States and in Canada (although investments in Canada are not significant). In addition to this geographic diversification, the portfolio is also represented by more than 450 different operators in approximately 100 retail chains. No single operator represented over 6% of FFCA's total portfolio revenues during the quarter ended September 30, 1999. FFCA's portfolio included 2,417 chain store properties consisting of investments in real estate mortgage loans and properties subject to leases and 2,757 properties consisting of securitized mortgage loans in which FFCA holds a residual interest.

LIQUIDITY AND CAPITAL RESOURCES

During the third quarter of 1999, FFCA originated $525 million in new sale-leaseback and mortgage loan investments ($1.2 billion year to date). Approximately $224 million was invested in chain restaurant properties, $252 million in convenience stores and $49 million in automotive services and parts outlets during the third quarter. Originations in the third quarter are represented by $411 million in mortgage loans, $110 million in property subject to operating leases and $4 million in notes receivable. Mortgage loans comprise 81% of FFCA's origination activity year to date in 1999 as compared to 59% during the same period in 1998. The relative increase in mortgage loan originations (and subsequent securitizations) is a trend that is expected to continue in the near term because these activities are a more efficient use of capital, providing high relative rates of return for FFCA.

FFCA's investment activities are funded initially by draws on its revolving credit facilities and cash generated from operations. FFCA's $425 million unsecured revolving loan facilities are used as a warehousing line until a sufficiently large pool of portfolio investments is accumulated to warrant the sale of loans through a securitization transaction or the issuance of additional debt or equity securities of FFCA. As of October 29, 1999, FFCA had $180 million available on $425 million of bank revolving loan facilities.

FFCA has available a loan sale facility with a third party, under which the third party is currently committed to advance FFCA up to $900 million (increased during the quarter from $600 million). This facility permits FFCA to sell loans on a regular basis to a trust at an agreed upon advance rate. FFCA acts as servicer for such loans following the sale to the trust. As of October 29, 1999, FFCA had $796 million available on this $900 million loan sale facility. The loan sale facility is scheduled to expire on December 31, 1999; consequently, FFCA has commenced negotiations for the renewal of this facility. During the quarter ended September 30, 1999, FFCA sold 1,025 loans with an aggregate principal balance of $538 million through the loan sale facility, resulting in a net gain of $5.6 million. Cash proceeds from the sales amounted to approximately $435 million, representing approximately 80% of the mortgage loan balance, with the remaining sale proceeds represented by trust certificates. These trust certificates, totaling $165 million at September 30, 1999, are accounted for as the sale of mortgage loans and the purchase of retained subordinated investment securities. FFCA recognized unrealized gains on its trust certificates totaling $9.2 million for the quarter.

Several factors affect FFCA's ability to complete securitizations of its loans, including conditions in the securities markets generally, conditions in the asset-backed securities market specifically, the credit quality of FFCA's loans, compliance of FFCA's loans with the eligibility requirements established by the securitization documents and the absence of any material downgrading or withdrawal of ratings given to certificates issued in FFCA's previous securitizations. Adverse changes in any of these factors could impair FFCA's ability to originate and sell loans on a favorable or timely basis. FFCA's inability to sell or securitize loans may adversely affect FFCA's financial performance and growth prospects. The credit markets have in recent times experienced volatility. Continued volatility may impair FFCA's ability to successfully securitize its loans in the future. In addition, unpredictability in the capital and equity markets may impact FFCA's cost of borrowings and ability to efficiently raise equity capital. Accordingly, the cost of raising debt or equity capital may be higher in the future, which could adversely impact FFCA's results of operations.

On October 12, 1999, certain mortgage loans originated and sold through FFCA's loan sale facility during 1999, aggregating approximately $674 million, were securitized and Secured Franchise Loan Trust Certificates were sold to investors through a trust. This transaction represents FFCA's fifth and largest securitization transaction to date, backed by 929 chain store mortgages, 61 chain store equipment loans and six commercial loans secured by real estate, equipment or other property related to the operation of chain store facilities. Asset-backed securities aggregating $607 million were priced in thirteen classes,  all  of  which  were  rated  investment  grade.  The  majority  of the securitized loan pool was sold to third parties, while FFCA retained subordinated investment securities approximating 10% of the total mortgage loan pool balance. FFCA also retained the servicing rights on the mortgage loans it sold. The net cash proceeds resulting from the securitization transaction were used to paydown FFCA's loan sale facility and its revolving credit facility.

The subordinated investment securities held by FFCA are the last of the securities to be repaid from the loan pool, so that if any of the underlying mortgage loans default, these securities take the first loss. Real estate investment securities at September 30, 1999 totaling $258 million include these subordinated investment securities and the trust certificates related to the loan sale facility. As a result of the October 12, 1999 securitization transaction, real estate investment securities were reduced to approximately $164 million. Any future credit losses in the securitized loan pool would be concentrated in the subordinated investment securities retained by FFCA; however, FFCA originates and services mortgage loans and has the infrastructure and resources to deal with potential defaults on the securitized portfolio (as it does with the mortgage loans it holds for investment). As of September 30, 1999, delinquent mortgage loans represent less than 1% of the total securitized loan pool balance.

Operations during the nine months ended September 30, 1999 provided net cash of $110 million as compared to $86 million for the comparable nine-month period of 1998. The increase in cash provided by operations is primarily due to increased revenues from the growth in the size of the portfolio. Cash generated from operations provides distributions to the shareholders in the form of quarterly dividends.

FFCA has a dividend reinvestment plan that allows shareholders to acquire additional shares of FFCA stock by automatically reinvesting their quarterly dividends. As of September 30, 1999, shareholders owning approximately 6% of the outstanding shares of FFCA common stock participate in the dividend reinvestment plan and dividends reinvested during the quarter ended September 30, 1999 totaled approximately $1.7 million ($5.5 million year to date). FFCA declared a third quarter 1999 dividend of $0.49 per share, or $1.96 per share on an annualized basis, payable on November 19, 1999 to shareholders of record on November 10, 1999. Management anticipates that cash generated from operations will be sufficient to meet operating requirements and provide the level of shareholder dividends required to maintain FFCA's status as a REIT.

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

Generally, from the time the fixed-rate mortgage loans are originated until the time they are sold through a securitization transaction, FFCA hedges against fluctuations in interest rates through the use of derivative financial instruments (primarily interest rate swap contracts). FFCA terminates these contracts upon securitization of the related fixed-rate mortgage loans and, at that time, both the gain or loss on the sale of the loans and the gain or loss on the termination of the interest rate swap contracts will be measured and recognized in the statement of operations. At September 30, 1999, FFCA had outstanding interest rate swap contracts aggregating $40 million in notional amount. Based on the level of interest rates prevailing, FFCA would have paid approximately $266,000 if it had terminated the swap contracts at September 30, 1999.

FFCA estimates that a hypothetical one percentage point increase or decrease in long-term interest rates at September 30, 1999 would impact the financial instruments described above and result in a change to net income of less than $1 million. This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk). Therefore, although it gives an indication of FFCA's exposure to interest rate changes at September 30, 1999, it is not intended to predict future results and FFCA's actual results will likely vary.

RESULTS OF OPERATIONS

FFCA's operations for the third quarter of 1999 resulted in net income of $46.3 million ($.83 per share diluted) as compared to net income of $23.8 million ($.48 per share diluted) in 1998. The 94% increase in quarterly net income between 1998 and 1999 resulted from increased revenues due to the continued growth in FFCA's real estate investment portfolio and to unrealized gains on investment securities and realized gains on the sale of assets. FFCA's operations showed similar growth for the nine month period ended September 30, 1999 as compared to the same period in 1998.

Total revenues rose 38% to $59.5 million during the quarter from $43 million in the comparable quarter of 1998 primarily due to the growth of FFCA's investment portfolio. FFCA's primary source of revenue growth is rental revenues generated by new investments in chain store properties. Since the third quarter of 1998, FFCA made new investments in property subject to operating leases of approximately $340 million, including $110 million in the third quarter of 1999. The average base lease rate on new investments in the third quarter of 1999 was higher than the average rate for the comparable period in 1998. Partially offsetting the rental revenue increases generated by new investments were decreases in rent related to properties sold.

Mortgage interest income generated by FFCA's loan portfolio totaled $9 million for the quarter ended September 30, 1999 as compared to $5.7 million for the comparable quarter of 1998. The majority of the mortgage interest income is generated by mortgage loans that are held for sale. The average rate achieved on the loans originated during the third quarter of 1999 was higher than the average rate achieved during the third quarter of 1998. Increases and decreases in mortgage interest income between quarters has been, and will continue to be, impacted by the amount of loans held for sale and the timing of the sale of these loans through securitization transactions. Although FFCA no longer receives mortgage interest income from the mortgages it has sold, it retains certain interests through the purchase of subordinated investment securities. These securities generate revenues that are included in "Real Estate Investment Securities Income" in the accompanying financial statements. Real estate investment securities income increased to $10 million for the third quarter of 1999 as compared to $4 million for the third quarter of 1998 due to the addition of $164 million in subordinated investment securities related to the securitization transaction that closed in April 1999 and to the loan sale facility transactions that occurred since September 1998.

Expenses increased to $30.6 million during the quarter from $21.4 million in the comparable quarter of 1998. This increase was primarily due to higher interest expense and higher operating, general and administrative expenses. For the quarter, interest expense rose $4.9 million due to an increase in the average borrowings outstanding during the quarter and due to increased borrowing rates. FFCA's outstanding borrowings rose to an average of $808 million in the third quarter of 1999 (with an average rate of 7.2%) from $567 million in 1998 (with an average rate of 6.9%) due to an increase in investment originations.
Operating, general and administrative expenses in the third quarter of 1999 increased by $2.7 million as compared to the same quarter in 1998 primarily due to an increase of $2 million in loss reserves in 1999.

During the quarter, FFCA sold 42 properties (as compared to 35 properties sold in the third quarter of 1998) and recorded net gains totaling $2.7 million on these sales, as compared to net gains of $2.2 million recorded in the third quarter of 1998. Cash proceeds from the sale of property and from mortgage loan and note payoffs during the quarter totaled $25.2 million ($46.9 million year to date) and were used to fund new investments.

YEAR 2000 READINESS

FFCA'S STATE OF READINESS. FFCA successfully implemented its new accounting and servicing information system in January 1998 and its new property management system was deployed in July 1998. The design and implementation of these new systems, including related upgrades in computer hardware, was necessary to develop a more efficient portfolio servicing system that would permit a high level of growth in the FFCA portfolio while containing operating costs. The new systems are also "Year 2000" compliant which means that the systems will appropriately address any dates that refer to the 21st century. FFCA has taken a proactive approach in dealing with the issues associated with the Year 2000 and a five-phase process to address this challenge was approved by FFCA's computer steering committee. This plan includes: (1) an inventory and assessment of the systems and electronic devices that may be at risk; (2) the identification of potential solutions; (3) the implementation of upgrades or replacements to affected systems or devices; (4) the verification of compliance and testing of the revised systems; and (5) the training of users on the new systems. To date, FFCA has completed a review of its software and hardware and determined, through a combination of internal testing and vendor representations that their products have been tested and are compliant, that all mission-critical systems (those systems that are necessary to conduct FFCA's business activities) are Year 2000 compliant. Non-mission critical software and hardware have also been reviewed and FFCA has upgraded or replaced a few third-party products as part of its ongoing maintenance of information system technology throughout 1999.

THE COSTS TO ADDRESS FFCA'S YEAR 2000 ISSUES. Costs incurred to date in addressing Year 2000 issues have not been material. Based on current estimates and plans, FFCA believes any additional costs of addressing Year 2000 issues will not be material.

THE RISKS OF FFCA'S YEAR 2000 ISSUES. FFCA believes the most reasonably likely worst-case scenario will be indirect in nature involving third parties such as clients, vendors and suppliers that may not have successfully dealt with their Year 2000 issues. FFCA continues to assess the key third parties that it relies upon; however, FFCA has not yet been assured that all of the computer systems of its clients, vendors and suppliers will be Year 2000 compliant. For example, if suppliers of FFCA's energy or telecommunications fail to become Year 2000 compliant, such failure possibly could have an adverse effect on FFCA's ability to conduct daily operations or to communicate with its clients and vendors. While FFCA continues to analyze these risks, it is possible that information relevant to such analysis will not be made available to FFCA, or that potential solutions will not be within FFCA's control. In addition, there can be no guarantee that FFCA's efforts will prevent a material adverse impact on its results of operations, financial condition and cash flows. FFCA believes that its readiness program, including the contingency plans discussed below, should significantly reduce the adverse effect any disruptions may have.

FFCA'S CONTINGENCY PLANS. FFCA continues to monitor and evaluate its key clients, vendors and suppliers to determine the extent that FFCA is vulnerable to those third parties' possible failure to become Year 2000 compliant. FFCA continues to develop contingency plans throughout 1999, on an as needed basis to address these concerns, where reasonable to do so. These plans may include identifying and securing alternate suppliers of services and other measures considered appropriate by management. The contingency plans will be continually refined as additional information becomes available.

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

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

On October 29, 1999, Director and Chairman Emeritus of the Board of FFCA, Robert
W. Halliday, age 80, tendered his resignation, which was accepted by the Board of Directors. In connection with his resignation, Mr. Halliday stated that he has decided to spend additional time with his family and on family matters.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following is a complete list of exhibits filed as part of this Form 10-Q. For electronic filing purposes only, this report contains
          Exhibit 27, Financial Data Schedule. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.


          99.01 Third Amended and Restated Indenture Supplement, dated as of August 27, 1999, between FFCA Franchise Loan Owner Trust 1998-1 and LaSalle Bank National Association f/k/a LaSalle National Bank.

          99.02 Amendment No. 1, dated as of August 27, 1999, to the Amended and Restated Sale and Servicing Agreement, among FFCA Franchise Loan Owner Trust 1998-1, FFCA Loan Warehouse Corporation, FFCA Acquisition Corporation, Franchise Finance Corporation of America and LaSalle Bank National Association f/k/a LaSalle National Bank.

          99.03 Amendment No. 3, dated as of August 27, 1999, to the Note Purchase Agreement among FFCA Franchise Loan Owner Trust 1998-1, FFCA Acquisition Corporation, FFCA Loan Warehouse Corporation, and Morgan Stanley Securitization Funding Inc.

     (b) FFCA did not file any reports on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FRANCHISE FINANCE CORPORATION OF AMERICA

Date: November 3, 1999                  By /s/ John Barravecchia
                                           -------------------------------------
                                           John Barravecchia, Executive Vice
                                           President, Chief Financial Officer
                                           and Treasurer



Date: November 3, 1999                  By /s/ Catherine F. Long
                                           -------------------------------------
                                           Catherine F. Long, Senior Vice
                                           President Finance and Principal
                                           Accounting Officer

                                  EXHIBIT INDEX

     The following is a complete list of exhibits filed as part of this Form 10-Q. For electronic filing purposes only, this report contains Exhibit 27, Financial Data Schedule. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.                        Description
-----------                        -----------
99.01 Third Amended and Restated Indenture Supplement, dated as of August 27, 1999, between FFCA
               Franchise Loan Owner Trust 1998-1 and LaSalle
               Bank National Association f/k/a LaSalle National
               Bank.

99.02 Amendment No. 1, dated as of August 27, 1999, to the Amended and Restated Sale and Servicing Agreement, among FFCA Franchise Loan Owner Trust 1998-1, FFCA Loan Warehouse Corporation, FFCA Acquisition Corporation, Franchise Finance Corporation of America and LaSalle Bank National Association f/k/a LaSalle National Bank.

99.03 Amendment No. 3, dated as of August 27, 1999, to the Note Purchase Agreement among FFCA Franchise
               Loan Owner Trust 1998-1, FFCA Acquisition
               Corporation, FFCA Loan Warehouse Corporation, and
               Morgan Stanley Securitization Funding Inc.