Form 10-K405
period 1999-12-31
FRANCHISE FINANCE CORP OF AMERICA
filed 2000-03-24
CIK 908527

FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

Registrant's telephone number, including area code: (480) 585-4500

Securities Registered Pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
         Title of each class                               on which registered
         -------------------                             -----------------------
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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 15, 2000 was $1,239,961,913.

     The number of shares of the Registrant's $.01 par value common stock as of February 15, 2000 was 56,241,312.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III, Items 10, 11, 12 and 13 are incorporated by reference to the definitive proxy statement for the Registrant's Annual Meeting of Shareholders to be held on May 10, 2000, to be filed pursuant to Regulation 14A.

                                     PART I

ITEM 1. BUSINESS.

BACKGROUND

     Franchise Finance Corporation of America ("FFCA") is a self-administered real estate investment trust ("REIT") which provides real estate financing to multi-unit operators of chain restaurants, convenience stores and automotive services and parts outlets. FFCA offers financing through various products, including mortgage loans, equipment loans, construction financing and long-term real estate leases. FFCA was incorporated in the state of Delaware in 1993 and is the successor to Franchise Finance Corporation of America I, a Delaware corporation, and eleven public limited partnerships that were merged into FFCA on June 1, 1994. FFCA, together with its predecessors, has been engaged in the financing of chain restaurant real estate since 1980 and began financing convenience stores and automotive services and parts stores in 1997. At December 31, 1999, FFCA had interests in approximately 5,300 properties operated by over 480 operators in approximately 150 chains located in 49 states and in Canada (though investments in Canada are not significant). The common stock of FFCA began trading on the New York Stock Exchange on June 29, 1994 under the symbol "FFA".

     During 1999, FFCA originated $1.36 billion in new mortgage loan and sale-leaseback investments. This surpassed FFCA's 1998 investment level of $928 million by 46%. Aside from the growth generated by new restaurant financings, recent investment growth is also attributable to FFCA's expansion into the convenience store and automotive services and parts industries, which together accounted for over $918 million, or 68% of the new investments in 1999. FFCA invested in over 1,900 properties during 1999, and cumulative investment activity now totals nearly $3.5 billion since the formation of FFCA as a REIT in June 1994.

     FFCA's increased volume of investment activity was funded from various sources of capital. In January 1999, FFCA increased its capital by completing an equity offering, raising net proceeds of approximately $146 million through the issuance of 6.7 million shares of FFCA common stock. In February 1999, FFCA expanded its bank borrowing capacity by entering into a separate one-year $75 million revolving loan facility (which FFCA chose not to renew in February 2000) on the same terms as its existing $350 million loan facility. Also, FFCA made use of its existing loan sale facility by selling $1 billion in mortgage loans to a trust in sixteen separate transactions during 1999. In August 1999, FFCA increased this committed loan sale facility from $600 million to $900 million to accommodate the higher level of acquisitions achieved in 1999. The loan sale facility has since been renewed through December 2000 in the amount of $600 million. On January 14, 2000, FFCA issued $50 million in unsecured notes due in 2002, bearing interest at 8.43%, and $50 million in unsecured notes due in 2004, bearing interest at 8.68%. Proceeds of the notes were used to pay down FFCA's revolving line of credit.

     In May and October 1999, FFCA completed its fourth and fifth securitization transactions. Certain mortgage loans originated by FFCA and its affiliates and sold into the loan sale facility, totaling $1.1 billion, were securitized and

Secured Franchise Loan Trust Certificates were sold to investors. The servicing rights on these mortgage loans were retained by FFCA. FFCA also retained certain interests in approximately 10% of the aggregate mortgage loan principal balance through the purchase of subordinated investment securities of the securitization trust.

     As 1999 progressed, the stock market's negative perception of REITs meant that FFCA could not rely on new equity issuances to fund its growth, even though FFCA's stock outperformed the REIT industry. In April 1999, FFCA adopted a shareholder rights plan intended to protect FFCA's shareholders in the event of unfair takeover tactics, or an unsolicited attempt to acquire control of FFCA in a transaction believed not to be in the best interests of the shareholders. Also during 1999, FFCA explored a number of strategic options to diversify its capital sources. After consideration of various options, in December 1999 FFCA entered into a three-year loan sale agreement with Washington Mutual Bank, FA, whereby Washington Mutual agreed to purchase loans that FFCA originates and services. This alliance with the nation's ninth largest financial services company to be its exclusive provider of chain store loans represents a significant source of new capital. FFCA anticipates that this will reduce its reliance on debt and shareholder equity as sources of capital to fund its continued growth. Under the loan sale agreement, Washington Mutual will purchase mortgage loans from FFCA at the time the loans are originated; however, there can be no assurance that Washington Mutual will purchase every loan that FFCA originates. Therefore, while FFCA will no longer have to rely on accumulating large amounts of mortgage loans (using its bank lines of credit to carry the loans) and selling the loans through securitization transactions, it may continue to securitize loans in some cases.

     As a REIT, FFCA's tax status restricts it from taking full advantage of the opportunities provided by the loan sale agreement with Washington Mutual by preventing REITs from originating and subsequently selling mortgage loans (other than through certain structured securitization transactions); therefore, on January 4, 2000, FFCA established a nonqualified REIT subsidiary, FFCA Funding Corporation ("Funding Corp."), to originate mortgage loans for sale to Washington Mutual. These mortgage loans would be serviced by FFCA. FFCA transferred, among other things, its future mortgage loan origination business (including a transfer of certain employees and an assignment of the Washington Mutual loan sale agreement) to Funding Corp. in exchange for 10 shares of newly-issued, nonvoting preferred stock. The preferred stock, which represents all of the issued and outstanding stock of such class, entitles FFCA to 99% of any dividends declared by Funding Corp. Certain executive officers of FFCA own all of the outstanding voting common stock of Funding Corp.

     Other events occurring in 1999 included an increase of 8% in FFCA's quarterly dividend to $0.53 from $0.49 for the fourth quarter of 1999. In addition, in December 1999 FFCA's Board of Directors adopted a resolution authorizing the repurchase of up to 7.5% of the company's outstanding common stock from time to time in open market or privately negotiated transactions. The timing of the purchases and the actual number of common shares purchased will depend on market conditions and available cash flow.

     As of December 31, 1999, FFCA had 159 full-time employees and 5 part-time employees. FFCA has three-year employment agreements with five of its executive officers.

FACTORS AFFECTING FUTURE OPERATING RESULTS

     FFCA's Annual Report on Form 10-K includes "forward looking statements" within the meaning of the provisions of the Private Securities Litigation Reform Act, including in particular the statements about FFCA's plans, strategies and prospects. Although FFCA believes that its plans, intentions and expectations reflected in, or suggested by, the forward looking statements are reasonable, FFCA can give no assurance that these plans, intentions or expectations will be achieved. FFCA has listed below important factors that could cause actual results to differ materially from the forward looking statements included in this Annual Report on Form 10-K. The factors listed below should be carefully considered when assessing FFCA's plans, intentions and expectations.

     Certain risks and uncertainties including the following may affect FFCA's future results:

     * FFCA invests in mortgage loans and other financial instruments that are subject to various forms of market risk such as interest rate fluctuations. In a rising interest rate environment, interest rates may increase to a point that demand for the financing of real estate is curtailed, which could negatively impact FFCA's growth.

     * FFCA uses interest rate agreements to hedge its exposure to changes in interest rates that could affect the value of its mortgage loans and investments held for sale; however, there can be no assurance that these hedges will be effective in all cases. FFCA only enters into interest rate agreements with creditworthy institutions; however FFCA is exposed to the risk of credit loss in the event of nonperformance by the counterparties to the contracts.

     * FFCA faces increasing competition from large banks, insurance companies, finance companies, leasing companies and other real estate investment trusts in the acquisition, financing and leasing of properties. Some of these companies may have greater resources or access to capital at more competitive rates than FFCA. This increasing competition could negatively affect FFCA's growth.

     * In order to continue to grow, FFCA needs adequate access to the capital markets. Capital sources can include the public debt and equity markets and the asset-backed securities market, as well as capital sources such as FFCA's loan sale facility and its loan sale agreement with Washington Mutual. FFCA is exposed to the risk that changes in market conditions may limit access to some of the capital markets, which would adversely affect FFCA's growth. The stock market's current negative perception of REITs may mean that FFCA cannot rely on new equity issuances as a source of capital.
          Additionally, there can be no assurance that FFCA would be able to raise sufficient capital through issuance of equity securities to achieve its growth objectives. In addition, FFCA is subject to debt financing and refinancing risks, including the ability to refinance debt in the future at an acceptable cost of capital. There can be no assurance that FFCA will be able to raise sufficient capital through borrowings, or the issuance of debt securities, to achieve its investment objectives.

     * Investment in real estate in the chain restaurant industry as well as the convenience store and automotive services and parts industries is subject to general economic market conditions and conditions unique to each industry. Industry risks include a decrease in demand for products, increased labor costs, increased number of competing properties offering similar products, and dependence on local management for the profitable operation of the properties. The chain restaurant industry is subject to the risk of changing consumer demand and food preferences and contaminated food products. The convenience store industry is subject to competition from new retail facilities offering similar products in the immediate vicinity of each particular store and, to the extent applicable, the margins available from the sale of gasoline and availability of gasoline supplies. The automotive services and parts industry is subject to technological changes in the production and maintenance of automobiles and changing consumer preferences in transportation options. FFCA's success is dependent upon the success of these industries in general, and the success of the specific chains and retail facilities which FFCA finances.

     * FFCA may continue to securitize mortgage loans and to have responsibility for mortgage servicing. Several factors affect FFCA's ability to complete securitizations of its loans, including conditions in the securities markets generally, conditions in the asset-backed securities market specifically, the credit quality of FFCA's loans, the size and diversification of the loan pools, compliance of FFCA's loans with the eligibility requirements established by the securitization documents and the absence of any material downgrading or withdrawal of ratings given to certificates issued in FFCA's previous securitizations.

     * FFCA owns subordinated interests in securitized mortgage loans and may acquire additional subordinated securities of future mortgage securitization transactions. To the extent of this ownership, FFCA is in a "first loss" position with respect to third parties that purchase senior securities in the securitization and has a greater risk with respect to its investment in the nonpayment of the mortgage loans. In addition, some of these subordinated securities are adversely impacted by prepayments of the underlying mortgage loans; therefore, if market conditions increase the level of prepayments, FFCA may be adversely impacted.

     * FFCA is subject to all of the general risks associated with investment in real estate such as adverse changes in general or local economic conditions, changes in supply of or demand for similar or competing properties  in an  area,  changes  in  interest  rates  and  operating expenses, changes in market rental rates, inability to lease properties upon the termination or expiration of existing leases, the renewal of existing leases and inability to collect payments from operators.

     * Even though the chain store and retail facility operators financed by FFCA are generally required to carry comprehensive liability, fire, flood, extended coverage and business interruption insurance, there are certain losses that are uninsurable.

     * Under various federal, state and local environmental laws, ordinances, and regulations, FFCA could be liable for the costs of removal or remediation of hazardous or toxic substances on, under, in or near a chain store property. Additionally, FFCA did not perform environmental investigations on certain properties acquired from its predecessors. While FFCA has purchased environmental insurance for some of the properties, the insurance may not cover all the costs associated with any environmental liabilities.

     * FFCA elected to be taxed as a REIT under the Internal Revenue Code of 1986, which entitles FFCA to a deduction for dividends paid to its shareholders when calculating its taxable income. Although FFCA intends to operate so that it will continue to qualify as a REIT, the complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in FFCA's circumstances preclude any assurance that FFCA will qualify in any given year.

     * Income tax treatment of REITs may be modified, prospectively or retroactively, by legislative, judicial or administrative action at any time, which, in addition to the direct effects such changes might have, might also affect the ability of FFCA to realize its investment objectives.

     * FFCA is dependent on the efforts of its directors, officers and key personnel and, although FFCA has employment agreements with certain officers, there can be no assurance that FFCA would be able to recruit additional personnel with equivalent experience in the event of their resignation.

BUSINESS STRATEGY

     FFCA's principal business objective is to maximize shareholder wealth. FFCA intends to increase cash flow per share (i) through continued investment activity, (ii) by controlling expenses through greater operational efficiencies and economies of scale, (iii) through the receipt of contractual lease escalations and (iv) by increasing its use of internally generated cash flow for investments or other transactions that promote growth in shareholder wealth. Management seeks to achieve growth in cash flow, while maintaining low portfolio investment risk, through diligent adherence to its tested underwriting criteria, investment diversification and conservative capital structure.

     FFCA's primary business strategy is to become the dominant single financing source for the chain store industry. Over time, FFCA developed its strategic position in response to the capital markets and the changing needs of its customers. When FFCA became a REIT in 1994, its main focus was providing a long-term lease product to the chain restaurant industry. Then, in order to serve those potential customers who wanted to own (rather than lease) property, FFCA began providing mortgage loan financing in 1995. To further increase its product flexibility, FFCA started offering variable rate mortgages and developed a construction-financing program for its customers. As these products were being developed, FFCA also began exploring the idea of expanding from chain restaurant financing to address the financing needs of the convenience store and automotive aftermarket industries. These industries were targeted by FFCA because they meet FFCA's existing investment criteria and the real estate they require is similar in many respects to the locations chosen by chain restaurants. After extensive research on these industries, FFCA began financing convenience stores and automotive services and parts outlets in 1997. These industries are now an increasing part of FFCA's total market. For the year ended December 31, 1999, 78% of the revenues generated by the portfolio reflect restaurant investments, 17% reflect convenience store investments and 5% reflect automotive services and parts investments. During 1999, FFCA made a strategic decision to focus on offering mortgage loan products, rather than long-term leases, because they provided better shareholder returns. As a result, mortgage loans represented over 80% of FFCA's new investments in 1999 and this trend is likely to continue. With increasing demand for FFCA's mortgage financing products, FFCA began exploring alternative sources of capital. The result was an alliance with Washington Mutual Bank, FA, the nation's ninth largest financial services company, which decreases FFCA's dependence on the public capital markets (both debt and equity) by providing a consistent source of capital to fund mortgage loan products. This new alliance, along with FFCA's traditional capital sources, including the mortgage loan securitization market, has increased FFCA's financial flexibility while providing an attractive return on equity to its shareholders. FFCA will continue to consider appropriate new investment opportunities in the future.

     FFCA now provides financing to the nation's three largest chain store industries: restaurant, convenience store, and automotive aftermarket. These three chain store industries have so many established locations that the markets are consolidating more often than growing through new store creation. Because of this continuing trend, financing existing store locations, and not new store construction, has accounted for over 90% of FFCA's growth in the past five years.

     FFCA controls investment risk by financing real estate diversified by geographical area, by concept and by operator. As of December 31, 1999, FFCA had investments in more than 5,300 locations throughout the United States and Canada (though investments in Canada are not significant). Much of FFCA's new financing business comes from existing customers. The financing transactions are with approximately 480 operators represented within FFCA's investment portfolio. Most of these are multi-unit operators, though no single operator represented more than 8% of FFCA's total portfolio revenues in 1999. These experienced multi-unit operators conduct business under nationally or regionally recognized brand names. FFCA's portfolio includes over 150 different chains, including such well-known chains as Applebee's, Arby's, Burger King, Checker Auto Parts, Chevron, Circle K, Citgo, Hardee's, Jack in the Box, Long John Silver's, Midas Muffler Shops, Pizza Hut, 7-Eleven, Taco Bell, Texaco, Valvoline Instant Oil Change and Wendy's. As FFCA continues to grow, management expects the portfolio to continue to become more diversified. As a result, FFCA believes it is able to achieve a better risk-adjusted return for its shareholders.

     FFCA structures its investments to enhance the stability of its cash flows. FFCA's sale-leaseback transactions are generally 20-year, triple-net leases, which provide that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance costs. Therefore, FFCA is generally not required to make significant capital expenditures in the properties that it owns and leases to chain store operators. Both FFCA's sale-leaseback and mortgage financings are generally for twenty-year terms and mortgage products are generally fully amortizing over the term of the loans. The sale-leaseback transactions entered into by FFCA are retained in its portfolio and generally provide for base rentals plus additional payments based upon a participation in the gross sales from the properties or specified contractual increases. In addition, FFCA will purchase existing properties that are subject to leases already in place. The mortgage loans originated by FFCA will generally be pooled and sold under the recently negotiated Washington Mutual agreement with FFCA retaining the mortgage servicing rights. Mortgages also may be sold in securitized offerings where FFCA retains the mortgage servicing rights as well as interests in the securitized loan pool in the form of subordinated securities.

     FFCA  continually  monitors and  administers its investments to enhance the stability of its cash flows. Financial data is regularly collected on the properties financed by FFCA to determine their profitability. Lease and mortgage payments are generally collected by electronic account debits on the first day of each month. An in-house appraisal staff inspects FFCA's properties to assess asset condition. In-house property management and legal services personnel administer underperforming and non-performing leases and loans and also supervise the in-house administration of property dispositions and tenant substitutions. FFCA has an established record of resolving underperforming and non-performing leased assets, with a current vacancy rate of less than 1% and the vacancy level in the portfolio maintained at less than 2% since FFCA became a REIT in 1994.

INVESTMENT CRITERIA

     Real estate investment opportunities undergo an underwriting process designed to maintain a conservative investment profile. The process includes a review of the following factors:

     * CHAIN STORE PROFITABILITY. FFCA seeks to invest in chain store real estate where the unit level economics from operations provide adequate cash flow to support lease or mortgage payments related to the site.

     * CHAIN STORE INVESTMENT AMOUNT. FFCA seeks to invest in properties for amounts that do not exceed the sum of the fair market value of the land and the replacement cost of the building and improvements.

     * SITE CONSIDERATIONS. FFCA seeks to invest in high profile, high traffic real estate, which it believes exhibits strong retail property fundamentals.

     *    MARKET   CONSIDERATIONS.   FFCA  seeks  to  emphasize  investments  in
          properties used by chains having significant area market penetration.

     * OPERATING EXPERIENCE. FFCA seeks to invest in properties of multi-unit chain store operators with strong operating and industry backgrounds.

     * CREDIT CONSIDERATIONS. FFCA seeks to invest in properties owned and operated by multi-unit operators with strong overall corporate profitability. FFCA's investments generally have full tenant or borrower recourse. Many of FFCA's leases and mortgages also have recourse to guarantors who are owners or affiliates of the tenant or borrower. FFCA reviews tenant, borrower and guarantor financial strength to assess the availability of alternate sources of payment in the event that cash flow from operations might be insufficient to provide the funds necessary to make lease or mortgage payments. In general, FFCA requires all properties that are leased to the same multi-unit chain store operator or its affiliates to be cross-defaulted and requires all mortgage loans that are made to the same multi-unit operator or its affiliates to be both cross-collateralized and cross-defaulted.

     * PHYSICAL CONDITION. FFCA seeks to invest in well-maintained existing properties or in newly constructed properties. FFCA has a staff of appraisal professionals who conduct physical site inspections of each property financed by FFCA.

     * CHAIN STORE SUITABILITY. FFCA seeks to primarily invest in real estate used by large national and regional chain store systems having annual system-wide sales of more than $250 million.

     * ENVIRONMENTAL CONSIDERATIONS. For each property in which it invests, FFCA either obtains an environmental insurance policy from a third-party insurance carrier or a Phase I environmental assessment (and a Phase II environmental assessment or other environmental tests, if recommended by the related Phase I).

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

     FFCA's revenue is generated by a real estate investment portfolio that is diversified by industry, by concept, by geographical area and by operator. FFCA finances chain store real estate in three industries, representing over 5,300 locations throughout the United States and Canada (though investments in Canada are not significant). During the year ended December 31, 1999, 78% of the revenues generated by the portfolio reflect restaurant investments, 17% reflect convenience store investments and 5% reflect automotive services and parts investments. FFCA's portfolio includes over 150 different chains. The following table sets forth FFCA's revenues generated from its portfolio of chain store properties during the year ended December 31, 1999.

                        CHAIN DIVERSIFICATION BY REVENUE
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)

                                                                   Percentage
                                                                       of
           Chain                                  Total Revenues*     Total
           -----                                  ---------------     -----
     Burger King                                     $ 28,323          13%
     Arby's                                            17,427           8%
     Jack in the Box                                   13,680           7%
     Hardee's                                          10,982           5%
     Wendy's                                           10,745           5%
     Quincy's                                           9,643           5%
     Pizza Hut                                          8,957           4%
     Taco Bell                                          5,445           3%
     Applebee's                                         5,114           2%
     KFC                                                4,953           2%
     Long John Silver's                                 4,690           2%
     Clark/On the Go                                    4,271           2%
     7-Eleven                                           4,085           2%
     Denny's                                            3,569           2%
     Flying J Travel Plaza                              3,435           2%
     Black-Eyed Pea                                     3,380           2%
     Fuddrucker's                                       3,174           2%
     Checker Auto Parts                                 2,747           1%
     E-Z Serve                                          2,696           1%
     Midas Muffler Shops                                2,687           1%
     Dairy Mart                                         2,679           1%
     Popeye's                                           2,543           1%
     Max & Erma's                                       2,408           1%
     Conoco                                             2,106           1%
     All other chains                                  51,296          25%
                                                     --------        ----
                     TOTALS                          $211,035         100%
                                                     ========        ====

     * Includes rental revenue, mortgage loan interest income, real estate investment securities revenue and other miscellaneous revenue from FFCA's chain store portfolio.

     The chain diversification shown above does not represent concentration of specific operators under lease or mortgage loan agreements. The lease or mortgage loan agreements are with over 480 operators represented within FFCA's investment portfolio. Most of these are multi-unit operators, though no single operator represented 10% or more of FFCA's total portfolio revenues during 1999, 1998 or 1997.

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

     The information collected by FFCA is actively used to assess investment opportunities, measure prospective investment risk, evaluate portfolio performance and manage underperforming and non-performing assets. FFCA publishes research on the chain restaurant industry that includes observations of industry issues and trends, areas of growth, and the economics of chain restaurant operation. In 1998, FFCA first published its research on convenience store industry observations and trends. FFCA employs its client and collections data to develop statistical models that aid in the evaluation of potential investments. FFCA intends to continually develop, improve and use its real estate industry knowledge through research and broader application of information technology to lower portfolio risk, improve performance and improve its competitive advantage.

     FFCA continues to invest in its information systems technology. During 1999, FFCA implemented improvements to its underwriting and origination systems to accommodate a higher volume of transactions. The design and implementation of these new systems was necessary to develop a more efficient loan and lease origination system that would permit a high level of growth in FFCA's origination activity while containing operating costs. In addition, investments in information systems infrastructure made during the year, such as high bandwidth Internet access, position FFCA to be able to take advantage of new and emerging technologies in communications and commerce.

     FFCA encountered no system or facilities-related problems during the rollover to the year 2000. FFCA performed extensive system verification and testing during the period January 1st through January 3rd, and determined that its systems were operating normally. FFCA is not aware of any significant problems related to the Year 2000 issue and is operating on a "business as usual" status. FFCA will continue to monitor the status of its clients and vendors for any potentially significant business interruptions that may arise from difficulties they may experience as a result of the Year 2000 issue. Costs incurred to date in addressing Year 2000 issues have not been material. Based on current estimates, FFCA believes any additional costs of addressing Year 2000 issues will not be material.

COMPETITIVE CONDITIONS

     The financing of chain store real estate for multi-unit chain store operating companies continues to be both competitive and fragmented. Competition exists in every geographic market in which FFCA seeks to invest. Competing participants include banks, insurance companies, finance companies, leasing companies and other real estate investment trusts. FFCA believes that it has several competitive advantages that enable it to be selective with respect to its real estate investments. FFCA's large market capitalization permits it to make both large and small real estate investments and to obtain capital from numerous sources at competitive rates. FFCA's real estate investments are comprised of properties that are diversified by industry, chain store operator, chain and geographic location. Diversification reduces risk and has a favorable impact upon FFCA's access to, and cost of, capital. FFCA's "Preferred Client Program" is designed to offer forward financing commitments and a streamlined financing process for leading chain store operators in order to build on long-term business relationships instead of the historic industry practice of financing real estate on an inefficient, transaction-by-transaction basis. FFCA believes it offers superior client service resulting from continuity of its management and industry specialization and knowledge. FFCA, with the ability to provide both sale-leaseback financing and mortgage loans, improves the chain store operators' financing flexibility and provides a competitive advantage to FFCA in providing financing opportunities.

FOODSERVICE INDUSTRY

     In 1999, the foodservice industry achieved sales of nearly $360 billion, or 3.9% of the Gross Domestic Product, making it one of the largest sectors of the nation's economy as defined by the Department of Commerce. The foodservice industry includes three major segments: commercial (for example, restaurants, bars and taverns, lodging, food contractors and other commercial), institutional (for example, colleges, universities and hospitals) and military. The foodservice industry, in its ninth year of real expansion, tracks the growth of the U.S. economy, which is entering its 10th year of growth. Average daily sales in the foodservice industry exceed $1 billion, and nearly half of all adults are restaurant patrons on any given day.

     The foodservice industry as a whole grew 5.2% in 1999 according to the National Restaurant Association (NRA), with the greatest growth in the other commercial and the full service restaurant segments. In real terms (constant dollars), the industry grew 2.9%, outpacing inflation (2.2%). Overall sales for eating places (i.e. restaurant industry) increased 3.1% in real terms, while commercial sales for the foodservice industry increased 3.0% in real terms. The largest increase in real terms for the foodservice industry (5.3%) was in the other commercial segment, led by significant increases in food sales at other retail outlets, recreation and sports events, vending and non-store retailers. The fastest-growing areas of the U.S., the Southwest/Mountain states (such as Arizona, Nevada, Colorado and Texas), are expected to show the most growth in restaurant sales (6.2%) between 1999 and 2000, while the slow-growing

Mid-Atlantic states (such as New York, New Jersey and Pennsylvania) are expected to show only 3.8% growth. The booming economy, coupled with increases in disposable personal income, is contributing to the industry's growth, which is anticipated to reach $576.9 billion by the year 2010. However, projections for the foodservice industry would be dramatically revised if the U.S. experienced an economic downturn.

     In 2000, total industry sales are expected to grow 5%, or 2.2% in real terms. Estimates for real Gross Domestic Product growth in 2000 range from 3.3%-3.8%, while inflation, measured by the Consumer Price Index (CPI) is expected to remain moderate at 2.2%-2.4%. Economists are forecasting continued growth and stable prices with no economic downturn in 2000, which would be beneficial for the industry. Wholesale food prices, however, are expected to increase 1.5% in 2000 (compared to relatively flat growth between 1997 and 1999), which increases the cost of doing business. Accordingly, 2000 menu prices are anticipated to increase 2.8%. Menu prices increased 2.5% in 1999, driven by increasing labor costs, compared to a 2.2% increase in CPI. Labor costs rose 4.1% in 1999, versus 4.8% in 1998, and are expected to increase another 4.5% in 2000. Restaurants are already offering $8-$9 per hour starting wages in this tight labor market. The industry employs over 7.9 million people, or 6.1% of the non-farm workforce, according to the Bureau of Labor Statistics. The top challenge in the year 2000, according to the NRA, is finding qualified and motivated labor. Full service operators are in a better position with their wide menu variety to pass price increases onto customers. The limited menu of most fast food operators, as well as heavy competition and discounting, make it more difficult for these operators to pass along the increase.

     Expenditures on food away from home are replacing purchases for food at home, according to the Bureau of Labor Statistics. Growth in the industry reflects that more than 44% of total food dollars are spent on food away from home, which is projected to reach 53% by 2010, compared to 25% in 1955. In addition, 42% of adults cook fewer meals than they did just two years ago and 78% of households purchase takeout or delivery food at least once a month.

     Full service sales increased 6.7% between 1998 and 1999, 3.1% on a real basis. For 2000, full service sales are projected to increase 5.9% in total, or 3.1% in real terms. A lack of growth in the number of restaurant units implies that full service restaurants are increasing either their average ticket sales or customer count. The 1999 average ticket increased for both fast food and full service operations with an average ticket per person under $10. The wide variety of tastes and experiences available at full service locations are drawing customers and driving sales. Many full service operators are beginning to heavily target takeout food, which would increase customer count. In addition, full service operators, who traditionally do not heavily discount, can raise menu prices more easily than fast food operators. In 1999, fast food sales increased 5.0% (2.3% in real dollars). For 2000, fast food sales are projected to increase 4.4%, only 1.6% in real terms. In addition, margins for fast food are expected to be squeezed in 2000, with the anticipated increase in beef prices and labor costs.

     Growth in the number of restaurants has slowed in the past two years, but particularly in 1999 to just 0.2% versus approximately 5.0% growth in 1995, 1996 and 1997. The lack of growth is attributable to increased competition, scarcity of prime real estate, saturation and the capital markets' general lack of confidence in the industry. In addition, newer concepts are growing more slowly than others have in the past to avoid mistakes and problems caused by too rapid expansion.

     Despite the upward trend in sales, the industry is facing a number of challenges. These challenges include consolidation, increased competition, increased cost of doing business, tight labor markets and demanding consumers. Heightened competition has led to a divergence in how operators respond. Some companies are divesting non-core chains, while others are acquiring new concepts. There are an increasing number of multi-concept operators as companies attempt to diversify (many having both fast food and casual locations) and spread costs over more units. Many franchisors own more than one concept to offer selections to franchisees, test products in various chains and secure growth for their company. There are also, however, several multi-concept operators who have reverted to operating only one concept. Even though this divergence exists, there appears to be a common trend - operators and restaurant companies are focusing heavily on their primary brands and operational fundamentals. Some companies are consolidating to gain economies of scale or to increase sales. Consolidation should continue as operators strive to grow, capital is available and increasing size offers a meaningful operational advantage. Chains will continue to find ways to reduce costs, through technology and other means. Presenting a further challenge to the industry, consumers are demanding consistency, quality and freshness from all operators in addition to fast, convenient service from fast food operators.

     Overall, in 1999, FFCA saw very little new unit expansion. Instead, operators focused on operations and improving same-store sales. While customers ate out more, much of the market share gains attained by chains were largely at the expense of other chains. In addition, the industry is learning to cope with one of its major challenges - the labor shortage. Operators are increasing their use of technology and developing innovative ways to retain workers and limit employee turnover. Many restaurant companies have realized that the economic boom, which has caused the labor shortage, is also responsible for the increase in disposable personal income. If the unemployment rate were to rise and labor became abundant, disposable personal income would decrease, resulting in lower industry sales.

THE CONVENIENCE STORE INDUSTRY

     The convenience store and petroleum marketing industry is defined as those retailers primarily engaged in the retail sale of gasoline and/or convenience products. Using various government and industry sources, FFCA estimates the total size of the industry to be $216 billion, which equates to 2.5% of Gross Domestic Product. This industry total encompasses convenience store ("c-store") merchandise, c-stores selling gasoline, and gasoline sold apart from c-stores. The growth in the convenience store and petroleum marketing industry has largely been driven by six factors: 1) disposable personal income; 2) increased desire for convenience; 3) increased travel; 4) increased number of vehicles on the road; 5) trends in the industry designed to increase c-store demand; and 6) price increases in key categories.

     C-store operators and marketers are becoming stronger retailers in response to changes in the marketplace. Operators are using consumer research techniques and scanned data to understand their customer base. This understanding is enhancing their merchandising and marketing skills and focusing their attention on meeting consumer needs. Recent changes in the industry include: image improvements, brand differentiation focus, improved customer service, a wide variety of ancillary services offered and tested, technology improvements to enhance and expedite service, volatile oil prices, new location designs, consolidation among large oil companies, relationship changes between the oil companies and their distributors, and other channels of trade targeting the convenience and gasoline businesses. With people on the move, convenience will play more of a part in choosing where to shop, and c-stores have an advantage over other channels in this area. In addition, with increasing regulation, c-stores may become the de facto outlet for certain products, such as cigarettes.

     Many of these changes are a reaction to volatile gasoline margins and fear of decreased tobacco profits. Falling oil prices from late 1997 to early 1999 and volatile gasoline margins have led the majors (i.e. large, fully-integrated oil companies such as Exxon, Mobil, BP Amoco, Shell, Texaco, and Chevron) to consolidate and streamline refining and marketing (downstream) operations. At the retail level, customer service, economies of scale, upgraded image, new facilities, ancillary services, and technology are the basis of competition, as retailers attempt to decrease their reliance on gasoline and tobacco profits.

     Another profound change in the c-store marketplace is heightened competition from new entrants from other retail channels, such as supermarkets and mass merchandisers. These circumstances, as well as other market pressures, are changing the way operators do business. To increase sales, operators are adding ancillary services such as car washes, lube shops, financial services and expanded foodservice. To increase demand, the industry is focusing on c-store operations to attract new demographic groups (including women and upscale customers) through upgraded facilities, improved technology, new service offerings, more competitive merchandise prices, brand enhancement and improved customer service. Like most other retail sectors, the industry is becoming more consumer-focused in the face of competition. Competition, technology, facilities upgrades and new services are increasing the cost of doing business and requiring a larger initial and on-going investment per store. Government regulation and labor issues also contribute to the growing cost of doing business. In 1998, several judgments against tobacco companies in private lawsuits and the landmark settlement with the states, which resulted in five wholesale price increases on cigarettes (totaling nearly 50%), impacted sales and margins. These circumstances suggest further company and operator consolidations to provide increased buying power and other economies of scale. Through consolidation, the larger chains are becoming larger and more cost efficient, while others are refocusing on core markets and divesting assets outside those markets, as well as closing unprofitable locations. These market dynamics place even more pressure on smaller operators, increasing their likelihood of closure or sale to larger operators.

     At c-stores, in-store sales increased, as did total gasoline gallons sold. In-store sales were driven by the strong economy, the increase in total number of c-stores, increased tobacco prices and increased foodservice sales. Total c-store sales have increased every year since 1971, according to the National Association of Convenience Stores, (prior years were estimated and not considered). The top product category in 1998 was cigarettes at 28.9% of in-store sales, followed by foodservice at 13.9%, beer at 12.7%, and packaged beverages at 12.3%. These four categories comprise over 67% of in-store sales. Gross margin for foodservice at 55.2% (category average) was the highest in the top 10 categories, and was second only to ice over all categories. Within foodservice, food prepared on site (53.2%), cold fountain drinks (60.6%) and hot beverages (68.5%) had gross margins at or above 50% in 1998. For the industry, both in-store and gasoline cents per gallon margins decreased in 1998. Gasoline prices reached the lowest inflation-adjusted level in history during the price slump that lasted from late 1997 to early 1999. The decline in price is attributed to the warm winters in the past two years, which led to a drop in heating oil demand and carried over into gasoline prices. In addition, overproduction and lower demand in Asia contributed to an oversupply of crude. Other contributors to lower oil prices include enhanced upstream (exploration and production) technology, and the United Nation's raising of Iraq's oil-for-food allowance. In February 1999, when gasoline prices hit inflation adjusted historic lows, OPEC members announced their agreement to cut production by approximately 2.7% of world supply, and non-OPEC producers followed suit, contributing to the decrease in supply. Refinery fires and pipeline problems compounded the decrease in supply and the recovering Asian and Latin American economies increased demand for crude. Gasoline prices rapidly went from their lowest levels in history (inflation adjusted) to record highs (not inflation adjusted) in some areas, most notably the west. Tremendous pressure was put on marketers in 1999 by rapidly rising gasoline prices. According to industry experts, every dollar increase in crude prices per barrel translates to a 2.5-cent increase in retail gasoline prices. Marketers saw their margins squeezed as they were prevented from passing along all of the wholesale price increase to consumers.

     Similar to many other retail industries, the convenience store and petroleum marketing industry is facing a shortage of employees; which is especially acute in areas saturated with retail, such as the northeast. The cause of the shortage is the decline in teenagers and the low unemployment level. In addition, OSHA's 1998 safety guidelines recommend maintaining two employees on duty at all times, and operators' cleanliness and customer service focus require additional employees. Unemployment remains low (around 4.3% in mid-1999), and competition for labor is high. With the increase in services offered (most prominently foodservice), the number of employees per store has grown significantly. The industry, which typically pays higher than minimum wage, will need to continue to do so to attract employees. Because of image upgrades, operators are now looking for customer-service oriented employees, which puts more pressure on operators to find qualified workers. In the face of the difficulty in recruiting labor, c-store operators routinely compete for labor and hire from one another's staff. In addition, c-store operators are competing with all other retail segments and with entry-level white collar and technical jobs for employees. With the increasing need for retail skills, competition for quality employees is getting even steeper.

     The industry is facing new challenges as well as volatile gasoline margins. Most companies in the industry are changing operations to be competitive and adding services to counteract volatile gasoline margins and tobacco's uncertain future. C-stores have become the prevailing channel for cigarette sales, though with the price increases seen in 1998, margins on this category may be pressured. Many additional areas are causing concern among industry executives. The top concern is availability of labor. Tied for second place are government regulation and employee theft. Rounding out the top 6 concerns are technology, tobacco legislation and competition within the industry. Many concerns pertain to the increasing cost of doing business: competition, attracting new employees, upgrading technology, employee theft, and looking for new sources of capital. Despite all the urgency placed on brand differentiation through facilities and ancillary service offerings, location and customer service are still viewed to be the key success factors for a c-store. Convenient location and customer service, coupled with competitive gasoline prices, are ways to generate sales. To increase the bottom line, operators need to become more efficient, taking advantage of economies of scale and scope where possible.

THE AUTOMOTIVE AFTERMARKET INDUSTRY

     The automotive aftermarket industry is defined as products and services sold after the initial purchase of a new motor vehicle, including non-manufacturer options at the time of original sale. FFCA estimates the automotive aftermarket reached $160 billion in product and service sales in 1998, up from $155 billion in 1997, based on several sources of industry information available. This represents 1.8% of gross domestic product and 2.7% of personal consumption expenditures in 1998. Total aftermarket sales are heavily correlated with gross domestic product, disposable personal income, vehicle miles driven and vehicle age. Total sales of $160 billion encompasses aftermarket product sales and service (including labor) charges for all cars, light trucks and heavy trucks, but does not include auto body parts, crash parts, communication equipment, sound accessories, audio equipment, fuel and miscellaneous accessories or the cost of labor performed in-house by fleets in their own repair facilities.

     Consumers have three basic choices for repairing or personalizing their vehicle: 1) take the vehicle to an automobile dealer; 2) select an independent mechanic or specialty chain; and 3) perform the repair themselves. Thus, the aftermarket is divided into two segments based on these decisions: Parts and Service. The Parts segment is comprised of accessories and replacement parts that are sold to consumers who typically perform their own vehicle maintenance. The Service segment encompasses the sale of professionally installed parts and labor to consumers. The Service segment includes such functions as fluids (lube shops), under-the-car (brake shops), under-the-hood (tune-up shops and transmission shops), tires, auto body and paint, and combinations of these sectors. Both specialty chains and dealers are included in the Service segment. Most major chains generally specialize in one segment or the other. In the Service segment, some locations are focusing on single services while others are developing a menu of services to increase the average ticket per customer.

     There are approximately 370,000 outlets that compete in the automotive aftermarket. Most are owned by independent operators, as evidenced by the fact that the top 50 chains in the aftermarket account for approximately 9% of all outlets. On the other hand, according to the Automotive Parts and Accessories

Association, general repair shops and service stations (i.e. independents) perform nearly 45% of all services on light cars and trucks. This implies that chains are more efficient, capturing a large share of the market despite their fewer number of units. Competitive factors in the industry (for both parts and service) include location, quality of service, quality of products, price, concept name and recognition, and speed of service.

     Competitors within the aftermarket include: 1) full service gasoline stations; 2) auto dealerships; 3) general repair garages; 4) tire outlets; 5) discounters/mass retail merchandisers; 6) parts retailers; and 7) specialty repair shops. Specialty repair shops have been a driving factor behind the growth in the aftermarket. The specialty service business encompasses the service of specific automotive needs such as mufflers, tune-ups, transmissions, paint and bodywork, oil changes, and auto glass. Some companies adopt a single service/product line while others have expanded to multiple lines.

     Maintainers are persons responsible for the repair and maintenance of an automobile, truck, sport utility vehicle, or van. A maintainer can be a vehicle owner, lessee, or caretaker. There are two types of maintainers - vehicle owners that prefer to repair or accessorize their vehicle (or for a friend, relative, etc.) themselves (do-it-yourselfer or DIYer) and those that prefer to have a professional work on their vehicle (do-it-for-me or DIFM). These two groups are not mutually exclusive. Many light DIY consumers (for example, those who change their own oil) prefer to take their vehicles to the shop for more difficult or time-consuming maintenance/repairs. While DIY sales grew slowly over the past decade, purchased services and product sales at DIFM establishments increased at a faster rate. The booming economy and aging population are changing many DIY customers into DIFM customers.

     There are over 330,000 service outlets in the U.S., including specialty repair shops, tire stores, and independent garages and service stations. The top 40 chains account for approximately 8% of the total outlets in the Service segment. However, the Automotive Service Industry Association estimates that chain repair shops were responsible for 42.1% of sales, while independent garages captured 57.9% of sales. By far, the largest group in the industry is independent repair shops. The top 50 companies (in terms of units) account for 8.9% of the estimated 370,000 locations that compete in the industry. The number of service station and garages that perform auto repair declined significantly between 1980 and 1999, slipping from 227,000 to 148,000. Only an estimated 40,000 gasoline stations still perform some form of automotive repair. In addition, their market share of products installed by mechanics in light cars and trucks has dropped as well. Most chains in this industry are comprised of small franchisees (1-5 stores) rather than large franchise operators such as those found in the restaurant industry. As a result, franchisees in this industry rely heavily on the franchisor for such services as inventory, training, site selection, and even financing. Independent shop owners and small franchisees often work in their shops. This fact, in combination with the growth of chains, increasing competition, increasing cost of technology, and increasing cost of labor, is forcing a change in the industry. Chains, especially quick lube chains, are purchasing independents. With industry growth slowing, many independents are fighting for survival. This has lead them to 1) specialize in services (for example, electrical and engine rebuilds) that chains choose not to perform because they are either too hard to estimate correctly, too hard to perform to consumer's satisfaction or unprofitable; and 2) join service program groups being created by parts warehouse distributors and jobbers.

     The face of the Service segment is changing through specialization, consolidation, assimilation and teaming. Most chains specialize in one or more services. There are no real general repair shop chains in the aftermarket. Specialization, the concentration of efforts in a particular field or activity, occurs when companies focus on one area of business, rather than being all things to all people. Quick lubes are an example of chains that specialize in one service, while tune-up shops typically offer several services, including tune-ups and oil changes. Chains specialize for many reasons including: decreasing bay downtime, increasing profitability, reducing labor, and increasing brand awareness. Consolidation is also occurring in the mature industry. Larger chains are acquiring smaller chains and independents to increase store size and spread costs over more locations. Assimilation of independents through jobber and warehouse program groups is allowing independents to have brand awareness and legitimacy (i.e. customer confidence) through the program's brand name, as well as discounts or rebates on purchases. Teaming/co-branding typically occurs to save construction costs or gain brand acceptance for a concept new to an area.

     Specialty stores, a growth area in the DIFM market, have increased business because customers believe these outlets perform more efficient and accurate work than themselves or the local garage. These chains have developed brand awareness, and with it, customer expectations of quality. Customers' trust in specialty stores has grown, as well as trust in the gas stations that have survived. Quality is the number one factor affecting consumers' choice of where to get their car serviced, according to a Lang Marketing study, with a 44% significance rating. Following quality is convenience at 29%, price at 14%, service at 8% and products at 5%. Quality and convenience have both increased in significance since 1987, with quality increasing 5% and convenience increasing 6%, at the expense of service and products.

     Approximately 46% of vehicle owners desert dealerships, choosing non-dealer maintenance options once vehicle warranties expire, according to J.D. Power & Associates. However, extended warranties and automobile leasing have strengthened consumers bond with automobile dealers. The dealer service market product share has increased since 1990 and is expected to continue to increase in the foreseeable future. Dealers are exploring several new strategies to lure customers in for service, including freestanding neighborhood repair shops and convenience services at the dealerships. Some dealers began selling tires in 1999 in an effort to keep DIFM service dollars flowing to dealerships. In addition, new car manufacturers are adding options that used to be exclusively sold in the aftermarket, such as window tinting and auto alarms, to increase sales.

     A challenge to the industry is that most consumers have a "general lack of desire" to have routine maintenance performed on their vehicles, and the leasing trend is encouraging more of this attitude. Many industry participants are focusing on consumer education, to ensure that consumers understand the benefits of performing scheduled maintenance (as defined by both the manufacturer and industry averages), such as higher resale value and giving their vehicle a longer useful life. On the other hand, neglecting regular maintenance can cost money, through such problems as corroded brakes from not changing brake fluid, engine seizure from not changing the oil, and replacing tires more often because they were not rotated.

REGULATION

     FFCA, through its ownership and financing of real estate, is subject to a variety of environmental, health, land-use, fire and safety, and other regulation by federal, state and local governments that affects the development and regulation of chain store properties. FFCA's leases and mortgage loans impose the primary obligation for regulatory compliance on the operators of the chain store properties. Subject to the environmental discussion included in Item 2 "Properties", in most instances, FFCA does not have primary responsibility for regulatory compliance and any obligation of FFCA would be based upon the failure of chain store operators to comply with applicable laws and regulations. In connection with the origination and servicing of mortgage loans, FFCA is required to be licensed in numerous jurisdictions and is subject to various lending regulations.

     No portion of FFCA's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States Government. FFCA does not manufacture any products and therefore does not require any raw materials in order to conduct its business. FFCA does not believe that its business is particularly seasonal.

ITEM 2. PROPERTIES.

     FFCA provides real estate financing to multi-unit operators of chain restaurants, convenience stores and automotive services and parts outlets, primarily through long-term real estate leases and mortgage loan financing. At December 31, 1999, FFCA had interests in 5,339 properties consisting of investments in 3,386 chain restaurants, 1,637 convenience stores, 307 automotive outlets and nine other retail properties. FFCA's portfolio included 2,451 chain store properties represented by investments in real estate mortgage loans and properties subject to leases and 2,888 properties represented by securitized mortgage loans in which FFCA holds a residual interest.

     Of the 2,451 properties included in FFCA's investment portfolio at December 31, 1999, FFCA has an ownership interest in 2,264 properties on a fee-simple basis in which FFCA holds title to the property (the "owned" properties). The real estate owned by FFCA at December 31, 1999 consists of the land and buildings comprising each chain property, except for 17 properties on which FFCA holds title to the land only and made mortgage loans for the related buildings (the "hybrid mortgages"). The properties owned by FFCA and the land related to the hybrid mortgages are leased to the chain operators under long-term net leases. The remaining properties represent mortgage loan financing transactions in which FFCA generally holds a first mortgage on the land and buildings comprising the properties (the "financed properties"). On approximately 30 of the financed properties, FFCA made mortgage loans for the buildings and improvements and the borrowers lease the land from third parties under ground leases.

     FFCA's chain store properties are typically located on commercial corridors with significant automobile traffic and are characterized by high visibility and easy access required for retail property. Locations generally fall into five categories, including shopping center and mall pad or outparcel sites, interstate highway locations, central business district locations, residential neighborhood locations and retail and commercial corridor locations. Generally, all properties owned or financed by FFCA are freestanding and surrounded by paved parking areas. A chain store is located on each of the properties except nine, which were converted to other uses, such as a bank and an optical retail outlet.

     The land size for a typical fast food restaurant generally ranges from 30,000 to 45,000 square feet, with original acquisition costs generally ranging from $300,000 to $450,000. Full service restaurant land averages range from 40,000 to 95,000 square feet and from $480,000 to $1,100,000 in land acquisition costs. The buildings are principally of the current design of the restaurant concept and are rectangular buildings constructed from various combinations of stucco, steel, wood, brick and tile. Fast food restaurant buildings generally range from 1,500 to 4,000 square feet in size, with the larger stores having a greater seating capacity and equipment area. Site preparation varies depending upon the area in which the fast food restaurant is located and on the size of the building and site. Building and site preparation costs generally range from $250,000 to $725,000 for each property. Full service restaurant building averages range from 4,500 to 9,500 square feet and from $550,000 to $1.5 million in building costs.

     Convenience store sizes range from 800 square feet for a gas station with a store that sells only the fast moving items found in a traditional convenience store (tobacco, beverages and snacks) to 5,000 square feet for a store that has a bakery, a sit down restaurant area or a pharmacy (many of these locations also sell gasoline). The typical convenience stores generally range in size from 2,000 to 3,000 square feet. The original investment per new store averages $1,050,000 for a rural convenience store (approximately 27% land, 39% building and 33% equipment) and $1,556,000 million for an urban convenience store (approximately 35% land, 34% building 31% equipment).

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

     The properties, which FFCA either purchases or finances, are subject to certain requirements and potential liabilities under federal, state and local environmental laws and regulations. Certain environmental laws impose liability on property owners for the presence of hazardous substances on their properties regardless of whether the owner was responsible for the release of such substances. Under some environmental laws, a lender may, under certain limited circumstances, be deemed to be an "owner" or "operator" of a property, thereby imposing liability upon such lender for the cost of responding to a release or threat of a release of hazardous substances on or from a borrower's property, regardless of whether a previous owner caused the environmental damage. Federal and state environmental laws have established a regulatory program for the detection, prevention and clean up of leaking underground storage tanks.

     FFCA's policy with respect to environmental risks, which has been in effect since mid-1994, is that all properties which are to be either acquired or financed shall have been the subject of (a) a Phase I environmental assessment which concludes that no further investigation is necessary (if the Phase I assessment recommends further investigation, a Phase II environmental assessment which concludes that no remediation or further action is required) or, (b) an environmental insurance policy from a third-party insurance carrier. Properties acquired from FFCA's predecessors did not have environmental investigations performed either at the time FFCA acquired the properties from its predecessors or when such properties were acquired by the predecessor entities. FFCA is not currently a party to any litigation or administrative proceeding with respect to a property's compliance with environmental standards, which could reasonably be expected to have a material adverse effect upon FFCA.

     In the case of properties to be acquired or financed in which underground storage tanks are present or gasoline or other petroleum products are being dispensed, FFCA has adopted a policy that environmental insurance must be obtained for the benefit of FFCA. Such insurance provides coverage for certain environmental remediation, compliance and clean-up costs incurred in connection with the presence at, or migration from, the insured property of hazardous materials and other pollutants, as well as liability to third parties.

     In the case of properties financed by FFCA through mortgage loans, the environmental insurance policy term equals the full term of the related mortgage loan. In the event of a loss (as defined in the policy), the insurer must pay the outstanding principal balance due under the applicable mortgage loan, less a deductible amount. With regard to certain of the policies that were purchased prior to 1999, in the event of a loss, the insurer must pay the lesser of (a) the cost of remediation and other clean-up costs and expenses, or (b) the outstanding principal balance due under the applicable mortgage loan, less a deductible amount. In the case of properties acquired by FFCA in sale-leaseback or similar transactions, title is acquired in the name of a special purpose subsidiary of FFCA formed solely for the purpose of holding title to such properties. The environmental insurance policy that is issued where FFCA purchases the property is for a term of 20 years, subject to renewals for ten-year periods. In assessing the environmental risk associated with the ownership of potentially contaminated real property, FFCA obtains from its insurer an environmental risk assessment upon which it bases its decision whether to purchase a given property and the amount of coverage to obtain. In all instances, it is FFCA's policy to purchase coverage in an amount equal to 100% of the worst-case estimate of the cost of remediation as determined by the environmental insurer, less the deductible amount.

     FFCA's lease and mortgage loan financing documents require each chain store operator to make any expenditure necessary to comply with applicable laws and as may be required under any applicable franchise agreement; therefore, FFCA is generally not required to make significant capital expenditures in connection with any property it financed. Capital expenditures amounted to approximately $120,000 in 1998. There were no capital expenditures on properties in 1999 or 1997.

     As of February 15, 2000, FFCA owned or had financed 5,388 properties in 49 states and Canada and all but 17 of the properties were being leased or were performing under a mortgage loan agreement. Of the nonperforming properties, two are being actively remarketed for lease and 15 are currently held for sale after efforts to remarket these properties did not produce suitable lessees. Vacant properties held for sale represent less than one percent of FFCA's total real estate investment portfolio.

     FFCA invests in chain store real estate throughout the United States. No one property is a principal property of FFCA, because each property represents less than one half of one percent of FFCA's total assets. Reference is made to the Schedule of Real Estate and Accumulated Depreciation (Schedule III) filed with this Report for a summary of the geographic diversity of the properties owned by FFCA as of December 31, 1999. In addition, FFCA has financed, through mortgage loans, certain chain store properties located throughout the United States and in Canada (though investments in Canada are not significant). Reference is made to the Schedule of Mortgage Loans on Real Estate (Schedule IV) filed with this Report for a summary of properties financed through mortgages in FFCA's held-to-maturity portfolio. FFCA has also originated mortgage loans held for sale, which total $140 million at December 31, 1999. Generally, these loans are first mortgage loans on the land, buildings and/or equipment of restaurants, convenience stores or automotive services and parts outlets. The properties financed through these mortgage loans are geographically diverse, ranging from 3% located in the Pacific region of the United States to 27% located in the Southeast region.

     During 1999, approximately 69% of FFCA's revenues were derived from real estate investments leased to chain store operators. The leases are generally 15 to 20 years in length with two or four five-year renewal options. The expiration schedule of the initial terms of FFCA's leases extends through 2019, with a weighted term of such investments of 13.5 years as of December 31, 1999. Ten percent of FFCA's investments in properties subject to operating leases have terms that expire in the year 2005, 11% expire in 2018 and 10% expire in 2019. In all other years, expiring leases represent less than 10% of total lease investments. With expected continued investment activity, FFCA anticipates that its exposure to annual lease expirations will become more diversified.

     The FFCA corporate headquarters is located at The Perimeter Center in Scottsdale, Arizona, consisting of approximately 60,000 square feet of building on approximately five acres of land. The land and building comprising FFCA's corporate headquarters were sold to an affiliate of FFCA in January 2000. FFCA leases a portion of the building, with the remaining space occupied by its affiliate. Beginning in December 1998, FFCA also rents approximately 3,300 square feet of office space in an office building adjacent to its corporate headquarters. The office space is under a three-year lease at approximately $75,000 per year plus common area expenses.

ITEM 3. LEGAL PROCEEDINGS.

     FFCA is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against FFCA or its properties, other than routine litigation arising in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of FFCA's security holders during the fourth quarter ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     FFCA's common stock is currently traded on the New York Stock Exchange ("NYSE") under the symbol FFA. FFCA began trading on the NYSE on June 29, 1994. The following table sets forth the high and low sales prices per share as quoted by the NYSE for the following quarters of the fiscal years indicated:

                                             SALES PRICES
                                        ----------------------       DIVIDENDS
     FISCAL 1999                         HIGH            LOW          DECLARED
     -----------                        -------        -------        -------
     Fourth Quarter                     $24.500        $20.813         $ .53
     Third Quarter                       24.188         21.188           .49
     Second Quarter                      25.250         20.750           .49
     First Quarter                       25.563         20.125           .49
                                                                       -----
                                                                       $2.00
                                                                       =====

                                             SALES PRICES
                                        ----------------------       DIVIDENDS
     FISCAL 1998                         HIGH            LOW          DECLARED
     -----------                        -------        -------        -------
     Fourth Quarter                     $27.813        $21.750         $ .49
     Third Quarter                       28.000         22.500           .47
     Second Quarter                      28.250         24.813           .47
     First Quarter                       28.625         26.188           .47
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

HOLDERS

     There were 15,681 holders of record of FFCA's shares of common stock as of February 15, 2000; however, FFCA believes the total number of shareholders of FFCA to be approximately 65,000 since nominees hold certain shares.

DIVIDEND REINVESTMENT PLAN

     FFCA has a dividend reinvestment plan (the "Plan") which allows shareholders to acquire additional shares of FFCA common stock by automatically reinvesting dividends. Shares are acquired pursuant to the Plan at a price equal to 98% of the market price of such shares on the dividend payment date, without payment of any brokerage commission or service charge. Shareholders who do not participate in the Plan continue to receive dividends, as declared. As of February 16, 2000, shareholders owning approximately 6% of the outstanding shares participate in the Plan.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected financial data presented in the table below summarizes certain consolidated financial information of FFCA and its wholly owned subsidiaries for the five years in the period ended December 31, 1999.

                             SELECTED FINANCIAL DATA

In thousands, except per share data           1999         1998         1997         1996         1995
                                           ----------   ----------   ----------   ----------   ----------
OPERATIONS DATA
  Total revenues                           $  218,475   $  169,568   $  134,988    $121,166     $102,583
  Income before gain (loss) on sale of
    property and other                        107,744       85,182       65,707      60,036       52,816
  Gain (loss) on sale of property (a)          40,983       10,535        5,471       9,899          977
  Income before extraordinary item (b)        148,727       95,717       72,897      68,539       53,793
  Net income                                  148,727       95,717       72,897      68,539       51,329
  Dividends/Distributions declared            115,275       93,004       75,004      72,846       72,471
  Earnings Per share, assuming dilution:
    Income before gain (loss) on sale
      of property and other costs          $     1.94   $     1.78   $     1.59    $   1.48     $   1.31
    Income before extraordinary item (b)   $     2.68   $     2.00   $     1.76    $   1.69     $   1.33
    Net income                             $     2.68   $     2.00   $     1.76    $   1.69     $   1.27
  Dividends/Distributions declared
   per share                               $     2.00   $     1.90   $     1.82    $   1.80     $   1.80
  Weighted average common and common
   equivalent shares outstanding               55,505       47,908       41,333      40,603       40,294

BALANCE SHEET DATA
  Real estate owned, at cost               $1,474,758   $1,274,600   $  951,305    $868,215     $794,580
  Mortgage loans receivable                    57,996       43,343       35,184      57,808      199,486
  Mortgage loans held for sale                139,703      163,172      251,622          --           --
  Note receivable from affiliate (c)               --           --           --     147,616           --
  Other investments                           199,381      127,923       82,303      37,836           --
  Total assets                              1,710,796    1,460,429    1,179,198     988,776      843,504
  Notes payable                               501,859      500,168      309,360     298,956      198,702
  Borrowings under line of credit             238,000      188,000      302,000     150,500      110,000
  Other debt                                    8,500        8,500        8,500       8,500        8,500
  Shareholders' equity                     $  903,632   $  716,434   $  522,996    $495,370     $493,817

----------
(a) Results of operations may be largely impacted by gains or losses on the sale of properties or as a result of securitization transactions. Of the 1999, 1998 and 1997 gain on the sale of property, $36.1 million, $7.1 million and $430,000, respectively, related to the securitization transaction completed in that year.
(b) Income before extraordinary item excludes debt extinguishment charges of $2.5 million in 1995.
(c) Note receivable from FFCA's former affiliate, FFCA Mortgage Corporation, which was dissolved in 1997, represents mortgage loans held for sale by the affiliate.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     Franchise Finance Corporation of America ("FFCA") is a self-administered real estate investment trust ("REIT") which provides real estate financing to multi-unit operators of chain restaurants, convenience stores and automotive services and parts outlets. FFCA offers financing through various products, including long-term real estate leases, mortgage loans, equipment loans and construction financing. At December 31, 1999, FFCA had interests in 5,339 properties representing approximately $1.9 billion in gross investments in chain store properties located throughout the United States and in Canada. In addition to this geographic diversification, more than 480 different operators in approximately 150 retail chains comprise the portfolio. FFCA's portfolio included 2,451 chain store properties represented by investments in real estate mortgage loans and properties subject to leases and 2,888 properties represented by securitized mortgage loans in which FFCA holds a residual interest.

LIQUIDITY AND CAPITAL RESOURCES

     In 1999, FFCA originated $1.36 billion in new sale-leaseback and mortgage loan investments, an increase of 46% over the $928 million invested in 1998. The 1998 investment level represented an increase of 84% over 1997's investments of $504 million. With over 1,900 properties financed during 1999, FFCA's portfolio represents over 5,300 locations throughout the United States and in Canada and cumulative investment activity now totals nearly $3.5 billion since the formation of the REIT in June 1994. FFCA's rate of investment growth has increased beginning with the introduction of its mortgage loan financing products in 1995. By 1999, mortgage loans had grown to represent over 80% of new investments as compared to 48% in 1995. Aside from growth generated by new restaurant financings, investment growth is also attributable to FFCA's expansion into the convenience store and automotive services and parts industries that accounted for 68% (over $918 million) of the investments made during 1999 as compared to 46% ($426 million) in 1998 and 18% ($93 million) in 1997. These industries were targeted by FFCA because they meet FFCA's existing investment criteria and the real estate they require is similar in many respects to the locations chosen by chain restaurants.

     FFCA initially funds its investments in chain store properties with cash generated from operations and draws on its unsecured credit facility. This revolving credit facility bears interest at a spread above the one-month LIBOR rate for a weighted average interest rate of 6.36% in 1999 as compared to 6.57% in 1998 and 6.63% in 1997. The revolving credit facility is used as a warehousing line for properties pending the issuance of additional debt or equity securities of FFCA. This facility is also used to warehouse mortgage loans until a sufficiently large and diverse pool is accumulated to warrant the sale of the mortgage loans through a securitization transaction or other loan sale arrangement. Borrowings under the revolving credit facility totaled $887 million in 1999 (as compared to $738 million in 1998 and $503 million in 1997). During 1999, FFCA's financing activities were also funded by cash proceeds from securitization transactions ($1 billion), including the use of a loan sale facility, and proceeds from the issuance of common stock ($154 million). Cash proceeds from the sale of property, the collection of mortgage loan and note principal payments and the receipt of mortgage loan and note payoffs, aggregating approximately $85 million in 1999 (as compared to $101 million in 1998 and $64 million in 1997), were also available to fund new investments.

     To accommodate FFCA's portfolio growth, FFCA increased its capital by entering into various equity transactions. FFCA raised a total of $146 million through the sale of 6.7 million shares of common stock in 1999 as compared to $183 million raised through the sale of 6.9 million shares in 1998 and $23 million raised through the sale of 956,000 shares in 1997. FFCA used the cash proceeds from the sale of stock to reduce amounts outstanding on its revolving credit facility.

     FFCA also accessed the debt markets by issuing unsecured notes. In January 2000, FFCA issued $100 million in unsecured notes at a weighted average interest rate of 8.6%. FFCA issued $197.5 million in unsecured notes in 1998 at a weighted average rate of 7.95% and $60 million in unsecured notes in 1997 at a weighted average rate of 6.2%. FFCA's cost of debt increased during 1999 as compared to 1998, commensurate with overall changes in the interest rate environment. Turbulence in the capital markets during 1998 impacted FFCA's cost of borrowings that year, which rose despite prevailing lower long-term home mortgage and government borrowing rates during that period. FFCA's cost of debt will continue to be impacted by changes in the capital markets and the overall interest rate environment; therefore, the 7% Senior Notes that mature in November 2000 may be paid off with available cash flow or refinanced with other debt depending, among other things, on the cost of capital.

     In order to diversify its capital sources, FFCA entered into a loan sale facility during 1998 with a third party, who committed to purchase up to $600 million of loans from FFCA. This loan sale facility permits FFCA to sell loans on a regular basis to a trust for an agreed-upon advance rate. Upon the sale of such loans, FFCA acts as servicer for the loans. During 1999, the maximum commitment on this loan sale facility was increased to $900 million. FFCA sold mortgage loans with an aggregate principal balance of $1 billion in sixteen separate transactions during 1999 and $264 million in 1998 through this loan sale facility, receiving $862 million and $225 million, respectively, in cash proceeds plus trust certificates representing the remaining 15%-20% of the loan sale price. The trust certificates are held until the loans are sold by the trust at which time FFCA receives subordinated certificates of the subsequent securitization and any excess proceeds received by the trust from the loan sale. The loan sale facility was renewed at a commitment level of $600 million through December 31, 2000. As of February 16, 2000, FFCA had $362 million available on this loan sale facility and $183 million available on its $350 million bank revolving loan facility.

     Throughout 1999, FFCA explored a number of strategic options to further diversify its capital sources. After consideration of various options, FFCA entered into a three-year loan sale agreement with Washington Mutual Bank, FA in December 1999, whereby Washington Mutual agreed to purchase loans that FFCA originates and services. This alliance with the nation's ninth largest financial services company to be its exclusive provider of chain store loans represents a significant source of new capital. FFCA anticipates that this will reduce its reliance on debt and shareholder equity as sources of capital to fund its continued growth. Under the loan sale agreement, Washington Mutual will purchase mortgage loans from FFCA at the time the loans are originated; therefore, FFCA will no longer need to accumulate large amounts of mortgage loans (using its bank lines of credit to carry the loans) before selling the loans through a securitization transaction.

     As a REIT, FFCA's tax status restricts it from taking full advantage of the opportunities provided by the loan sale agreement with Washington Mutual by preventing REITs from originating and subsequently selling mortgage loans (other than through certain structured securitization transactions); therefore, on January 4, 2000, FFCA established a nonqualified REIT subsidiary, FFCA Funding Corporation ("Funding Corp."), to originate mortgage loans for sale to Washington Mutual. FFCA transferred, among other things, its future mortgage loan origination business (including a transfer of certain employees and an assignment of the Washington Mutual loan sale agreement) to Funding Corp. in exchange for 10 shares of newly-issued, nonvoting preferred stock. The preferred stock, which represents all of the issued and outstanding stock of such class, entitles FFCA to 99% of any dividends declared by Funding Corp. Certain executive officers of FFCA own all of the outstanding voting common stock of Funding Corp.

     At December 31, 1999, FFCA's outstanding commitments to extend credit aggregated approximately $500 million. These commitments were made to operators who operate chain restaurants, convenience stores and automotive services and parts outlets, to acquire or finance (subject to FFCA's customary underwriting procedures) approximately 560 chain store properties over the next year. FFCA anticipates funding these specific commitments, and other investments in chain store properties, through amounts available on its bank line of credit and loan sale facility, the issuance of mortgage-backed securities through securitization and through the transfer of the financing commitments to Funding Corp. for the sale of loans to Washington Mutual.

     FFCA has a dividend reinvestment plan that allows shareholders to acquire additional shares of FFCA stock by automatically reinvesting their quarterly dividends. As of February 16, 2000, shareholders owning approximately 6% of the outstanding shares of FFCA common stock participate in the dividend reinvestment plan and dividends reinvested during 1999 totaled $7.2 million, as compared to $6.1 million in 1998 and $5.8 million in 1997. For the fourth quarter, the Board of Directors approved raising FFCA's quarterly dividend to $0.53 from $0.49. This dividend is payable on February 18, 2000 to shareholders of record on February 10, 2000. Management anticipates that cash generated from operations will be sufficient to meet operating requirements and provide the level of shareholder dividends required in maintaining FFCA's status as a REIT.

     Cash generated from operations may also be used to repurchase FFCA stock. In December 1999, FFCA's Board of Directors adopted a resolution authorizing the repurchase of up to 7.5% of the company's outstanding common stock from time to time in open market or privately negotiated transactions. The timing of the purchase and the actual number of common shares purchased will depend on market conditions and available cash flow.

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

     FFCA manages its exposure to changes in interest rates through the use of interest rate agreements (primarily interest rate swap contracts) and by matching the use of variable-rate and fixed-rate debt with variable-rate and fixed-rate investments. FFCA initially funds its investments in chain store properties with borrowings on its variable-rate credit facility. Investments in fixed-rate leases are then match-funded through the issuance of fixed-rate debt. The credit facility is also used to warehouse mortgage loans until a sufficiently large and diverse pool is accumulated to warrant the sale of the mortgage loans through a securitization transaction or other loan sale arrangement. Generally, from the time fixed-rate mortgage loans are originated until the time they are sold through a securitization transaction, FFCA hedges against fluctuations in interest rates through the use of derivative financial instruments. FFCA does not hold or issue derivative financial instruments for speculative purposes. The instruments used are interest rate agreements that are non-leveraged and involve little complexity. FFCA is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate contracts. FFCA minimizes its credit risk on these transactions by only dealing with leading, credit-worthy financial institutions and, therefore, does not anticipate nonperformance.

     At December 31, 1999, FFCA had interest rate swap contracts outstanding with a notional amount aggregating $26 million. The notional amount serves solely as a basis for the calculation of payments to be exchanged and is not a measure of the exposure of FFCA through its use of derivatives. Under the interest rate swap contracts, two parties agree to swap payments over a specified period where one party agrees to make payments at a specified fixed rate and the other party to the contract agrees to make payments based on a floating rate. FFCA intends to terminate these contracts upon sale or securitization of the fixed-rate mortgage loans in 2000, at which time FFCA would generally expect to receive (if rates rise) or pay (if rates fall) an amount equal to the present value of the difference between the fixed rate set at the beginning of the interest rate swap contract and the then-current market fixed rate at the time of termination. At that time, both the gain or loss on the sale of the fixed-rate mortgage loans and the gain or loss on the termination of the interest rate swap agreements will be measured and recognized in the statement of operations.

     FFCA estimates that a hypothetical one percentage point increase or decrease in long-term interest rates at December 31, 1999 would impact the financial instruments described above and result in a change to net income of approximately 2%. This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of prepayment risk or credit spread risk). Therefore, although it gives an indication of FFCA's exposure to interest rate changes at December 31, 1999, it is not intended to predict future results and FFCA's actual results will likely vary.

     FFCA is subject to credit risk on its portfolio of mortgage loans and real estate investment securities held to maturity. FFCA addresses its exposure to credit risk by maintaining diversity in its portfolio by industry, geographic area, chain and operator. In addition, FFCA maintains disciplined underwriting standards and actively manages its portfolio.

YEAR 2000 STATUS

     FFCA encountered no system or facilities-related problems during the rollover to the year 2000. FFCA performed extensive system verification and testing during the period January 1st through January 3rd, and determined that its systems were operating normally. FFCA is not aware of any significant problems related to the Year 2000 issue and is operating on a "business as usual" status. FFCA will continue to monitor the status of its clients and vendors for any potentially significant business interruptions that may arise from difficulties they may experience as a result of the Year 2000 issue. Costs incurred to date in addressing Year 2000 issues have not been material. Based on current estimates, FFCA believes any additional costs of addressing Year 2000 issues will not be material.

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEARS ENDED DECEMBER 31, 1998 AND 1997

     FFCA had net income of $148.7 million ($2.68 per share, assuming dilution) in 1999 as compared to $95.7 million ($2.00 per share) in 1998 and $72.9 million ($1.76 per share) in 1997. The increases in net income each year resulted from increased revenues due to the continued growth in FFCA's real estate investment portfolio and from increased gains on the sale of assets. Revenues rose to $218 million in 1999 from $170 million in 1998 and $135 million in 1997. Gains on the sale of assets rose to $41 million in 1999 from $11 million in 1998 and $5 million in 1997.

     FFCA's primary source of revenues continues to be rental revenues generated by its portfolio of chain store properties that are leased to operators on a triple-net basis. Rental revenues represented 69% of total revenues in 1999 as compared to 72% in 1998 and 75% in 1997. With the introduction of FFCA's mortgage financing products in 1995, the proportion of total revenues generated by lease financing has decreased, though lease revenues generated each year continue to be higher than in the previous year. Most of the increases in rental revenues each year resulted from new investment activity. New investments in property subject to operating leases totaled $258 million in 1999, $365 million in 1998 and $140 million in 1997. Generally, property purchases occur throughout the year, resulting in weighted average balances for these new investments of $129 million in 1999, $145 million in 1998 and $43 million in 1997. Weighted average base lease rates on the new investments were 9.9% in 1999 as compared to 9.9% in 1998 and 9.3% in 1997. Partially offsetting the revenue increases generated by the new investments were decreases in rent revenues related to properties sold.

     Approximately one-half of the properties in FFCA's portfolio provide for a base rental plus contingent rentals based on a percentage of the operator's gross sales of the related chain stores. In addition, a small percentage of the mortgages originated by FFCA provide for additional interest based on a percentage of the operator's gross sales of the related chain stores. Such contingent rentals and additional interest aggregated $8.3 million in 1999 as compared to $7.9 million in 1998 and $6.7 million in 1997. The increases relate primarily to increases in individual store-level sales volumes and to chain stores whose sales levels have, for the first time, exceeded the threshold where contingent rentals or additional interest are due. Generally, leases without the contingent rental provision provide for rent increases during the lease term based on increases in the consumer price index or other rent escalation features.

     A growing portion of FFCA's income relates to the origination and subsequent sale of mortgage loans through securitization transactions. Mortgage interest income amounted to 13% of revenues in 1999 as compared to 15% of revenues in 1998 and 1997 (including related party interest income in 1997 from indirect investments in mortgage loans through an unconsolidated taxable affiliate, FFCA Mortgage Corporation). FFCA originated $1.1 billion in mortgage loans in 1999, $534 million in 1998 and $362 million in 1997. Rates achieved on the loans originated during 1999 averaged 9.6% as compared to 8.9% achieved during 1998 and 9.2% in 1997. This change in rates is reflective of the overall changes in the interest rate environment over the years. The amount of mortgage interest income generated each year has been impacted by the amount of loans originated for sale each year and the timing of the sale of these loans through securitization transactions. Although FFCA no longer receives mortgage interest income from the mortgages it sold through securitization transactions, it retains certain interests through the purchase of subordinated investment securities that FFCA intends to hold to maturity. These securities generate revenues that are included in "Real Estate Investment Securities Income" in the accompanying financial statements and represented 14% of total revenues in 1999 as compared to 8% in 1998 and 6% in 1997. Mortgage prepayments represented 126 chain store properties in 1999, 49 chain store properties in 1998 and 60 chain store properties in 1997. A portion of FFCA's investment portfolio, approximating $58 million in 1999 and $43 million in 1998, represents mortgage loans receivable that are not being held for sale. These loans generally have short terms or other loan features that make them less marketable for sale or securitization transactions. FFCA plans to hold these loans to maturity.

     FFCA's revenue is generated by a real estate investment portfolio that is diversified by industry, by concept, by geographical area and by operator. FFCA finances chain store real estate in three industries, representing over 5,300 locations throughout the United States and Canada (though investments in Canada are not significant). During the year ended December 31, 1999, 78% of the revenues generated by the portfolio reflect restaurant investments, 17% reflect convenience store investments and 5% reflect automotive services and parts investments, as compared to 91%, 7% and 2%, respectively, in 1998. With the addition of the convenience store and automotive services and parts industries in 1997, FFCA's portfolio has expanded to include over 150 different chains, including such well-known chains as Applebee's, Arby's, Burger King, Checker Auto Parts, Chevron, Circle K, Citgo, Hardee's, Jack in the Box, Long John Silver's, Midas Muffler Shops, Pizza Hut, 7-Eleven, Taco Bell, Texaco, Valvoline Instant Oil Change and Wendy's. The lease or mortgage loan agreements are with approximately 480 operators represented within FFCA's investment portfolio. Most of these are multi-unit operators, though no single operator represented 10% or more of FFCA's total portfolio revenues during 1999, 1998 or 1997. As FFCA continues to grow, management expects the portfolio to continue to become more diversified.

     With the growth achieved in FFCA's real estate investment portfolio, expenses grew to $110.7 million in 1999 as compared to $84.4 million in 1998 and $69.3 million in 1997, primarily due to increases in interest expense each year. Interest expense rose by $13.5 million in 1999 and $8.1 million in 1998 due to the use of borrowings for investments in chain store properties. FFCA's weighted average debt outstanding increased to $742 million in 1999 from $590 million in 1998 and $470 million in 1997. In addition, FFCA's borrowing rate has changed over the past several years due to changes in FFCA's mix of long-term and short-term debt, together with overall changes in the interest rate environment. FFCA's effective borrowing rate increased from 6.93% during 1997 to 7.01% during 1998 and 7.30% during 1999.

     Operating, general and administrative expenses in 1999 included consulting and other costs aggregating $2.975 million, incurred in connection with the exploration of strategic alternatives. Excluding these non-routine costs, operating, general and administrative expenses for 1999 increased 24% from 1998, as compared to 1998's increase of 28% over 1997, and remain constant over the past three years at approximately 8% of revenues. The increase in operating expenses between 1997 and 1999 resulted primarily from the addition of personnel needed to expand FFCA's line of financial products and to increase FFCA's investment origination and servicing capacity. FFCA's continued investment in computer system technology has increased the efficiency of its information and portfolio servicing systems, which enables FFCA to expand its revenue base while containing operating costs. Property costs, which are primarily related to vacant or underperforming properties, have remained relatively unchanged at approximately 1% of revenues.

     During 1999, FFCA continued to originate loans held for sale through securitization transactions. Certain mortgage loans originated by FFCA, its predecessors and affiliates totaling $1.1 billion in 1999, $335 million in 1998 and $261 million in 1997 were securitized and Secured Franchise Loan Trust Certificates were sold to investors through a trust. The majority of each securitized loan pool was sold to third parties, while FFCA retained the subordinated investment securities ranging from 9% to 12.5% of the mortgage loan pools' balance. FFCA also retained the servicing rights on the mortgage loans it sold.

     The retained securities, totaling $185 million and $114 million at December 31, 1999 and 1998, respectively, generated $31.1 million, $14.4 million and $7.7 million of revenue in 1999, 1998 and 1997, respectively. The subordinated investment securities held by FFCA are the last of the securities to be repaid from the loan pool, so that if any of the underlying mortgage loans default, these securities take the first loss. Any future credit losses in the securitized loan pool would be concentrated in these subordinated investment securities retained by FFCA; however, FFCA originates and services mortgage loans and has the infrastructure in place to deal with potential defaults on the securitized portfolio (as it does with the mortgage loans it holds for investment). To date, delinquencies in the securitized loan pools represent less than 1% of the total mortgage loan pool balance.

     FFCA recorded net gains of $41 million on the sale of property during 1999 as compared to $10.5 million during 1998 and $5.5 million in 1997. Of these gains, the sale of mortgages generated gains totaling approximately $36.1 million in 1999, $6.2 million in 1998 and $430,000 in 1997. The gains on the sale of mortgages represent the difference between the carrying amount of the mortgage loans sold and their adjusted sales price. The gains on the sale of the mortgage loans were adjusted for estimated probable losses under the subordination provisions of the securitization transactions. The remaining gains represent the net effect of gains and losses from sales of property, which occur primarily through the disposition of underperforming properties and through the lessee's exercise of purchase options. Approximately 60% of FFCA's land and building leases provide for purchase options and approximately one-half of these options are currently exercisable. During 1999, FFCA sold 87 properties and related equipment as compared to 57 properties sold in 1998 and 55 properties sold in 1997; however, only 13 properties were sold through purchase options in 1999 and only nine and 12 such properties were sold through purchase options in 1998 and 1997, respectively. Where applicable, the lessee also has the option to purchase equipment at the end of the related equipment lease term. Generally, the purchase options are exercisable at fair market value (but not less than original cost in most cases). FFCA expects that the exercise of purchase options will continue to be insignificant.

     FFCA periodically reviews its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount of the property may not be recoverable, such as may be the case with vacant properties. If an impairment loss is indicated, the loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Gain on the sale of property on the consolidated statements of income for the years ended December 31, 1999, 1998 and 1997 is net of approximately $1.6 million, $4 million and $1.9 million, respectively, of loss related to vacant and underperforming properties. Vacant properties held for sale represent less than 1% of FFCA's total real estate investment portfolio. The vacancy level in the portfolio is currently at less than one percent and has remained at less than 2% since FFCA became a REIT in 1994.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     This item is incorporated by reference from the Registrant's definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 10, 2000, to be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION.

     This item is incorporated by reference from the Registrant's definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 10, 2000, to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     This item is incorporated by reference from the Registrant's definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 10, 2000, to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     This item is incorporated by reference from the Registrant's definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 10, 2000, to be filed pursuant to Regulation 14A.

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

EXHIBIT NO.                        DESCRIPTION
-----------                        -----------

3.01 Second Amended and Restated Certificate of Incorporation of Franchise Finance Corporation of America (1)

3.02      Certificate  of  Designation  of  Franchise  Finance   Corporation  of
          America, classifying and designating the Series A Junior Participating Preferred Stock (2)

3.03 Third Amended and Restated Bylaws of Franchise Finance Corporation of America *

4.01      Indenture dated as of November 21, 1995 (3)

4.02      Specimen of Common Stock Certificate (4)

4.03 Officers' Certificate relating to the 7% Senior Notes Due 2000 and the 7-1/8% Senior Notes Due 2005 of Franchise Finance Corporation of America (5)

4.04 Officers' Certificate relating to the Medium-Term Notes due Nine Months or More from the Date of Issue of Franchise Finance Corporation of America (6)

4.05 Form of Medium-Term Fixed Rate Note and Floating Rate Note of Franchise Finance Corporation of America (7)

4.06 Officers' Certificate relating to the 8.25% Senior Notes Due 2003 of Franchise Finance Corporation of America (8)

4.07 Rights Agreement, dated as of April 7, 1999, between Franchise Finance Corporation of America and Gemisys Corporation, as Rights Agent (2)

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

10.04 Amendment No. 1 to the 1995 Stock Option and Incentive Plan of Franchise Finance Corporation of America (10)

10.05 Stock Purchase Agreement between Franchise Finance Corporation of America and Colony Investors III, L.P. dated February 13, 1998 (11)

10.06 Master Loan Purchase Agreement, dated as of December 14, 1999, between FFCA Acquisition Corporation, as Seller and Washington Mutual Bank, FA, as Purchaser (12)

10.07 Guaranty by Franchise Finance Corporation, dated as of December 14, 1999, of certain obligations of FFCA Acquisition Corporation for the benefit of Washington Mutual (12)

10.08 Amended and Restated Employment Agreement, dated as of January 1, 2000, between Franchise Finance Corporation of America and Morton H. Fleischer *

10.09 Amended and Restated Employment Agreement, dated as of January 1, 2000, between Franchise Finance Corporation of America and Christopher
          H. Volk *

10.10 Amended and Restated Employment Agreement, dated as of January 1, 2000, between Franchise Finance Corporation of America and John R. Barravecchia *

10.11 Amended and Restated Employment Agreement, dated as of January 1, 2000, between Franchise Finance Corporation of America and Dennis L. Ruben *

10.12 Amended and Restated Employment Agreement, dated as of January 1, 2000, between Franchise Finance Corporation of America and Stephen G. Schmitz *

21.01     Subsidiaries of the Registrant*

23.01     Consent of Arthur Andersen LLP*

99.01 Second Amended and Restated Credit Agreement dated December 29, 1997 among Franchise Finance Corporation of America, Certain Lenders and NationsBank of Texas, N.A. (13)

99.02 First Amendment to the Second Amended and Restated Credit Agreement among Franchise Finance Corporation of America, Certain Lenders and NationsBank, N.A. dated as of June 30, 1998 (14)

99.03 Second Amended and Restated Sale and Servicing Agreement dated as of January 1, 2000, among FFCA Franchise Loan Owner Trust 1998-1, FFCA Loan Warehouse Corporation, FFCA Acquisition Corporation, Franchise Finance Corporation of America and LaSalle Bank National Association f/k/a LaSalle National Bank *

99.04 Loan Purchase Agreement dated as of August 14, 1998, between FFCA Loan Warehouse Corporation and FFCA Acquisition Corporation (15)

99.05 Amendment No. 1, dated as of March 18, 1999, to the Loan Purchase Agreement between FFCA Loan Warehouse Corporation and FFCA Acquisition Corporation *

99.06 Amendment No. 2, dated as of January 1, 2000, to the Loan Purchase Agreement between FFCA Loan Warehouse Corporation and FFCA Acquisition Corporation *

99.07 Indenture dated as of August 14, 1998, between FFCA Franchise Loan Owner Trust 1998-1 and LaSalle National Bank. (15)

99.08 Fourth Amended and Restated Indenture Supplement, dated as of January 1, 2000, between FFCA Franchise Loan Owner Trust 1998-1 and LaSalle Bank National Association f/k/a LaSalle National Bank *

99.09 Note Purchase Agreement dated as of August 14, 1998 among FFCA Franchise Loan Owner Trust 1998-1, FFCA Acquisition Corporation, FFCA Loan Warehouse Corporation, and Morgan Stanley Securitization Funding Inc. (15)

99.10 Amendment No. 1, dated as of October 30, 1998, to the Note Purchase Agreement among FFCA Franchise Loan Owner Trust 1998-1, FFCA Acquisition Corporation, FFCA Loan Warehouse Corporation, and Morgan Stanley Securitization Funding Inc. *

99.11     Amendment  No. 2,  dated as of March 18,  1999,  to the Note  Purchase
          Agreement among FFCA Franchise Loan Owner Trust 1998-1, FFCA Acquisition Corporation, FFCA Loan Warehouse Corporation, and Morgan Stanley Securitization Funding Inc. *

99.12     Amendment  No. 3, dated as of August 27,  1999,  to the Note  Purchase
          Agreement among FFCA Franchise Loan Owner Trust 1998-1, FFCA Acquisition Corporation, FFCA Loan Warehouse Corporation, and Morgan Stanley Securitization Funding Inc. (16)

99.13 Amendment No. 4, dated as of January 1, 2000, to the Note Purchase Agreement among FFCA Franchise Loan Owner Trust 1998-1, FFCA Acquisition Corporation, FFCA Loan Warehouse Corporation, and Morgan Stanley Securitization Funding Inc. *

99.14 Credit Agreement dated as of February 11, 1999, among Franchise Finance Corporation of America, Certain Lenders and NationsBank N.A.(14)

99.15 Note Purchase Agreement dated April 22, 1999, between FFCA Secured Lending Corporation, and Morgan Stanley & Co. Incorporated, Salomon Smith Barney Inc. and Prudential Securities Incorporated, as initial purchasers of $371,908,000 aggregate principal or notional amount of Secured Franchise Loan Trust Certificates, Series 1999-1, Class A-1a, Class A-1b, Class A-2, Class B-1, Class B-2, Class C-1, Class C-2, Class D-1, Class D-2 and Class IO (17)

----------
* Filed herewith.
(1) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997, as filed with the Securities and Exchange Commission.
(2) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated April 7, 1999, as filed with the Securities and Exchange Commission.
(3) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated November 24, 1995, as filed with the Securities and Exchange Commission.

(4) Incorporated by reference from the Registrant's Registration Statement on Form S-4 and amendments thereto (Registration Number 33-65302), as filed with the Securities and Exchange Commission.
(5) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated November 24, 1995, as filed with the Securities and Exchange Commission.
(6) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated February 14, 1996, as filed with the Securities and Exchange Commission.
(7) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated April 16, 1998, as filed with the Securities and Exchange Commission.
(8) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated October 27, 1998, as filed with the Securities and Exchange Commission.
(9) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the Securities and Exchange Commission.
(10) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999, as filed with the Securities and Exchange Commission.
(11) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission.
(12) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated December 14, 1999, as filed with the Securities and Exchange Commission.
(13) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated December 29, 1997, as filed with the Securities and Exchange Commission.
(14) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as filed with the Securities and Exchange Commission.
(15) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated August 14, 1998, as filed with the Securities and Exchange Commission.
(16) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999, as filed with the Securities and Exchange Commission.
(17) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999, as filed with the Securities and Exchange Commission.

     (b)  REPORTS OF FORM 8-K.

     During the quarter ended December 31, 1999, FFCA filed the following report on Form 8-K:

     Form 8-K dated December 14, 1999, filed December 22, 1999, reporting the Master Loan Purchase Agreement entered into between FFCA Acquisition Corporation and Washington Mutual Bank, FA ("Washington Mutual") for the origination and sale of commercial loans to Washington Mutual, and the Servicing Agreement entered into between FFCA and Washington Mutual, under
     Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FRANCHISE FINANCE CORPORATION OF AMERICA


Date: March 23, 2000                    By /s/ M. H. Fleischer
                                           -------------------------------------
                                           M. H. Fleischer, Chief Executive
                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 23, 2000                    By /s/ M. H. Fleischer
                                           -------------------------------------
                                           M. H. Fleischer, Chairman of the
                                           Board, and Chief Executive Officer


Date: March 23, 2000                    By /s/ John Barravecchia
                                           -------------------------------------
                                           John Barravecchia, Executive Vice
                                           President, Chief Financial Officer
                                           and Treasurer


Date: March 23, 2000                    By /s/ Catherine F. Long
                                           -------------------------------------
                                           Catherine F. Long, Senior Vice
                                           President-Finance and Principal
                                           Accounting Officer


Date: March 23, 2000                    By /s/ Willie R. Barnes
                                           -------------------------------------
                                           Willie R. Barnes, Director


Date: March 23, 2000                    By /s/ Kelvin L. Davis
                                           -------------------------------------
                                           Kelvin L. Davis, Director


Date: March 23, 2000                    By /s/ Kathleen H. Lucier
                                           -------------------------------------
                                           Kathleen H. Lucier, Director

Date: March 23, 2000                    By /s/ Dennis E. Mitchem
                                           -------------------------------------
                                           Dennis E. Mitchem, Director


Date: March 23, 2000                    By /s/ Louis P. Neeb
                                           -------------------------------------
                                           Louis P. Neeb, Director


Date: March 23, 2000                    By /s/ Kenneth B. Roath
                                           -------------------------------------
                                           Kenneth B. Roath, Director


Date: March 23, 2000                    By /s/ Casey J. Sylla
                                           -------------------------------------
                                           Casey J. Sylla, Director


Date: March 23, 2000                    By /s/ Christopher H. Volk
                                           -------------------------------------
                                           Christopher H. Volk, Director


Date: March 23, 2000                    By /s/ Shelby Yastrow
                                           -------------------------------------
                                           Shelby Yastrow, Director

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Report of Independent Public Accountants                                     F-2

Consolidated Balance Sheets - December 31, 1999 and 1998                     F-3

Consolidated Statements of Income For The Years Ended
  December 31, 1999, 1998 and 1997                                           F-4

Consolidated Statements of Changes in Shareholders' Equity
  For The Years Ended December 31, 1999, 1998 and 1997                       F-5

Consolidated Statements of Cash Flows For The Years Ended
  December 31, 1999, 1998 and 1997                                           F-6

Notes to Consolidated Financial Statements                                   F-7

Schedule III - Schedule of Real Estate and Accumulated
  Depreciation as of December 31, 1999                                      F-17

Schedule IV - Schedule of Mortgage Loans on Real Estate
  as of December 31, 1999                                                   F-19

                       [LETTERHEAD OF ARTHUR ANDERSEN LLP]


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Franchise Finance Corporation of America:

We have audited the accompanying consolidated balance sheets of FRANCHISE FINANCE CORPORATION OF AMERICA (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franchise Finance Corporation of America and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of the financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                        /s/ Arthur Andersen LLP

Phoenix, Arizona,
  January 24, 2000.

                    FRANCHISE FINANCE CORPORATION OF AMERICA

            CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 1999 AND 1998
                    (Amounts in thousands except share data)

                                                        1999           1998
                                                     -----------    -----------
                                     ASSETS
Investments:
  Investments in Real Estate, at cost (Note 3):
    Land                                             $   583,033    $   496,286
    Buildings and Improvements                           871,660        759,444
    Equipment                                             20,065         18,870
                                                     -----------    -----------
                                                       1,474,758      1,274,600
    Less-Accumulated Depreciation                        205,400        185,580
                                                     -----------    -----------
       Net Real Estate Investments                     1,269,358      1,089,020

  Mortgage Loans Held for Sale (Note 4)                  139,703        163,172
  Mortgage Loans Receivable, net of allowances
    of $3,570 in 1999 and $3,600 in 1998 (Note 5)         57,996         43,343
  Real Estate Investment Securities (Note 6)             185,252        113,692
  Other Investments (Note 5)                              14,129         14,231
                                                     -----------    -----------
       Total Investments                               1,666,438      1,423,458

Cash and Cash Equivalents                                  4,757          3,881
Accounts Receivable, net of allowances
  of $1,125 in 1999 and $720 in 1998                      10,669          9,491
Other Assets (Note 11)                                    28,932         23,599
                                                     -----------    -----------

       Total Assets                                  $ 1,710,796    $ 1,460,429
                                                     ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Dividends Payable                                  $    29,739    $    24,041
  Notes Payable (Note 7)                                 501,859        500,168
  Borrowings Under Lines of Credit (Note 8)              238,000        188,000
  Mortgage Payable to Affiliate (Note 11)                  8,500          8,500
  Accrued Expenses and Other                              29,066         23,286
                                                     -----------    -----------
       Total Liabilities                                 807,164        743,995
                                                     -----------    -----------
Commitments and Contingent Liabilities (Note 14)

Shareholders' Equity (Notes 9 and 10):
  Preferred Stock, par value $.01 per share,
    10 million shares authorized, none issued
    or outstanding                                            --             --
  Common Stock, par value $.01 per share,
    authorized 200 million shares, issued and
    outstanding 56,110,776 shares in 1999 and
    49,063,133 shares in 1998                                561            491
  Capital in Excess of Par Value                         927,147        773,708
  Accumulated Other Comprehensive Income                     237             --
  Cumulative Net Income                                  446,550        297,823
  Cumulative Dividends                                  (470,863)      (355,588)
                                                     -----------    -----------
       Total Shareholders' Equity                        903,632        716,434
                                                     -----------    -----------
       Total Liabilities and Shareholders' Equity    $ 1,710,796    $ 1,460,429
                                                     ===========    ===========

                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                        CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                  (Amounts in thousands except per share data)


                                                 1999        1998        1997
                                               --------    --------    --------
Revenues:
  Rental                                       $151,193    $121,490    $101,292
  Mortgage Loan Interest                         28,769      26,118      10,987
  Real Estate Investment Securities
   Income (Note 6)                               31,073      14,350       7,680
  Investment Income and Other                     7,440       7,610       5,992
  Interest (Related Party) (Note 11)                 --          --       9,037
                                               --------    --------    --------
                                                218,475     169,568     134,988
                                               --------    --------    --------
Expenses:
  Depreciation and Amortization                  30,923      24,518      20,784
  Operating, General and Administrative          20,612      14,244      11,106
  Property Costs                                  1,884       1,778       1,641
  Interest                                       56,297      42,846      34,764
  Interest (Related Party) (Note 11)              1,015       1,000         986
                                               --------    --------    --------
                                                110,731      84,386      69,281
                                               --------    --------    --------
Income Before Gain on Sale of Property
  and Other                                     107,744      85,182      65,707

Gain on Sale of Property (Note 6)                40,983      10,535       5,471
Equity in Net Income of Affiliate (Note 11)          --          --       1,719
                                               --------    --------    --------

Net Income                                     $148,727    $ 95,717    $ 72,897
                                               ========    ========    ========

Basic Net Income Per Share                     $   2.69    $   2.01    $   1.78
                                               ========    ========    ========
Diluted Net Income Per Share                   $   2.68    $   2.00    $   1.76
                                               ========    ========    ========
Number of Common Shares Used in
  Basic Net Income Per Share                     55,346      47,554      40,968
Incremental Shares from Assumed
  Conversion of Options                             159         354         365
                                               --------    --------    --------
Number of Common Shares Used in
  Diluted Net Income Per Share (Note 2)          55,505      47,908      41,333
                                               ========    ========    ========

                 The accompanying notes are an integral part of
                         these consolidated statements.

                    FRANCHISE FINANCE CORPORATION OF AMERICA

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                  (Amounts in thousands except per share data)

                                                                   Accumulated
                                 Common Stock Issued   Capital in     Other
                                ---------------------  Excess of  Comprehensive  Cumulative   Cumulative
                                 Shares      Amount    Par Value      Income     Net Income   Dividends     Total
                                ---------   ---------  ---------    ---------    ---------    ---------   ---------
BALANCE, December 31, 1996       40,564      $ 406     $553,335     $     --      $129,209    $(187,580)  $ 495,370
  Capital contributions -
    Issuance of common stock        957         10       23,297           --            --           --      23,307
    Dividend reinvestment plan      235          2        5,792           --            --           --       5,794
  Exercise of stock options          32         --          632           --            --           --         632
  Net income -                       --         --           --           --        72,897           --      72,897
  Dividends declared -
    $1.82 per share                  --         --           --           --            --      (75,004)    (75,004)
                                 ------      -----     --------     --------      --------    ---------   ---------

BALANCE, December 31, 1997       41,788        418      583,056           --       202,106     (262,584)    522,996
  Capital contributions -
    Issuance of common stock      6,939         70      182,586           --            --           --     182,656
    Dividend reinvestment plan      234          2        6,069           --            --           --       6,071
  Exercise of stock options         102          1        1,997           --            --           --       1,998
  Net income -                       --         --           --           --        95,717           --      95,717
  Dividends declared -
    $1.90 per share                  --         --           --           --            --      (93,004)    (93,004)
                                 ------      -----     --------     --------      --------    ---------   ---------

BALANCE, December 31, 1998       49,063        491      773,708           --       297,823     (355,588)    716,434
  Capital contributions -
    Issuance of common stock      6,716         67      146,087           --            --           --     146,154
    Dividend reinvestment plan      323          3        7,166           --            --           --       7,169
  Exercise of stock options           9         --          186           --            --           --         186
  Unrealized gain on securities      --         --           --          237            --           --         237
  Net income -                       --         --           --           --       148,727           --     148,727
  Dividends declared -
    $2.00 per share                  --         --           --           --            --     (115,275)   (115,275)
                                 ------      -----     --------     --------      --------    ---------   ---------

BALANCE, December 31, 1999       56,111      $ 561     $927,147     $    237      $446,550    $(470,863)  $ 903,632
                                 ======      =====     ========     ========      ========    =========   =========

                 The accompanying notes are an integral part of
                         these consolidated statements.

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (Amounts in thousands)

                                                       1999           1998           1997
                                                   -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $   148,727    $    95,717    $    72,897
  Adjustments to net income:
    Depreciation and amortization                       30,923         24,518         20,784
    Gain on sale of property                           (40,983)       (10,535)        (5,471)
    Equity in net income of affiliate                       --             --         (1,719)
    Provision for uncollectible mortgage loans           2,050          1,118            791
    Other                                                5,223          1,482         (4,153)
                                                   -----------    -----------    -----------

      Net cash provided by operating activities        145,940        112,300         83,129
                                                   -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property                             (259,102)      (366,836)      (140,218)
  Investment in mortgage loans                      (1,097,135)      (537,665)      (310,811)
  Investment in notes receivable                        (5,525)       (33,819)       (17,460)
  Proceeds from securitization transactions          1,031,243        540,372        103,975
  Proceeds from sale of property                        56,795         33,764         26,425
  Receipt of mortgage loan and note payoffs             18,523         56,415         30,198
  Collection of mortgage loan and note principal         9,989         10,601          7,520
  Collection of investment security principal            6,216          3,184          1,463
  Collection of related party notes receivable              --             --        100,706
  Purchase of investment securities                         --             --        (15,946)
  Dividend received from affiliate                          --             --          9,822
                                                   -----------    -----------    -----------

      Net cash used in investing activities           (238,996)      (293,984)      (204,326)
                                                   -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                      (109,577)       (88,603)       (73,618)
  Proceeds from issuance of common stock               153,509        190,725         29,733
  Proceeds from bank borrowings                        887,000        738,000        503,000
  Proceeds from issuance of notes                           --        190,313         60,150
  Payment of bank borrowings                          (837,000)      (852,000)      (352,288)
  Payment of other unsecured notes                          --             --        (50,000)
                                                   -----------    -----------    -----------

      Net cash provided by financing activities         93,932        178,435        116,977
                                                   -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                         876         (3,249)        (4,220)

CASH AND CASH EQUIVALENTS, beginning of year             3,881          7,130         11,350
                                                   -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, end of year             $     4,757    $     3,881    $     7,130
                                                   ===========    ===========    ===========

                 The accompanying notes are an integral part of
                         these consolidated statements.

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998

(1)  ORGANIZATION AND OPERATION:

     Franchise Finance Corporation of America, a Delaware corporation, is a self-administered real estate investment trust ("REIT") providing real estate financing to chain store operators (including operators of restaurants, convenience stores and automotive service and parts stores). Franchise Finance Corporation of America and its wholly-owned subsidiaries ("FFCA") offer financing through various products, including sale-leaseback transactions, mortgage loans, equipment loans and construction financing. At December 31, 1999, FFCA had interests in 5,339 properties representing approximately $1.9 billion in gross investments in chain store properties located throughout the United States and in Canada (although investments in Canada are not significant). In addition to this geographic diversification, the portfolio is also represented by more than 480 different operators in approximately 150 retail chains. No single operator represented over 8% of FFCA's total portfolio revenues during the year ended December 31, 1999. FFCA's portfolio included 2,451 chain store properties consisting of investments in real estate mortgage loans and properties subject to leases and 2,888 properties consisting of securitized mortgage loans in which FFCA holds a residual interest.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     CONSOLIDATION - The accompanying consolidated financial statements include the accounts of FFCA and its wholly-owned subsidiaries, FFCA Acquisition Corporation (and its wholly-owned subsidiary FFCA Loan Warehouse Corporation), FFCA Capital Holding Corporation, FFCA Residual Interest Corporation, FFCA Secured Assets Corporation, FFCA Secured Lending Corporation and FFCA Institutional Advisors, Inc. All intercompany transactions have been eliminated.

     FEDERAL INCOME TAXES - FFCA has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. As a result, FFCA generally will not be subject to federal income taxation at the corporate level provided it meets certain tests which, among other things, require that its assets consist primarily of real estate, its income be derived primarily from real estate and at least 95% of its taxable income be distributed annually to its shareholders. The tax basis of the net assets exceeds the book basis by approximately $185 million at December 31, 1999 because, among other things, upon the merger of FFCA with its predecessor companies in 1994, the tax basis of the assets and liabilities was recorded based upon the value of the consideration exchanged. In 1999, excess inclusion income related to the securitization transactions (see
Note 6) resulted in unrelated business taxable income of $.069 per share for FFCA's tax-exempt investors.

     REAL ESTATE - FFCA records the acquisition of real estate at cost, which includes miscellaneous acquisition and closing costs and capitalized interest, where applicable. Depreciation is computed using the straight-line method over the estimated useful life of 24 to 30 years for buildings and improvements and 7 to 8 years for equipment. FFCA periodically reviews its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount of the property may not be recoverable, such as may be the case with vacant properties. If an impairment loss is indicated, the loss is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. Gain on sale of property in the consolidated statements of income for the years ended December 31, 1999, 1998, and 1997 is net of approximately $1.6 million, $4.0 million, and $1.9 million, respectively, of impairment loss related to certain vacant properties. Vacant properties held for sale represent less than 1% of the total real estate investment portfolio at December 31, 1999.

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

     MORTGAGE SERVICING RIGHTS - Servicing assets are created when loans are originated and the loans are subsequently sold with the servicing rights retained. Such servicing assets are amortized on a straight-line basis over the estimated servicing period and are assessed for impairment based on fair value. Servicing assets totaled $10.6 million and $3.7 million at December 31, 1999 and 1998, respectively.

     DERIVATIVE   FINANCIAL   INSTRUMENTS  -  FFCA  uses  derivative   financial
instruments to manage interest rate exposures that exist as a part of its ongoing business operations. The portfolio of fixed-rate mortgage loans held for sale has been funded on an interim basis by FFCA's variable rate bank credit facility. FFCA hedges against fluctuations in interest rates that could adversely affect the value of the mortgage loans to be sold. FFCA does not hold or issue derivative financial instruments for speculative purposes. The primary instruments used are interest rate swap contracts, which are non-leveraged and involve little complexity. Under the interest rate swap contracts, two parties agree to swap payments over a specified period where one party agrees to make payments at a specified fixed rate and the other party to the contract agrees to make payments based on a floating rate. FFCA terminates these contracts upon the sale of the fixed-rate mortgage loans, at which time FFCA would generally expect to receive (if rates rise) or pay (if rates fall) an amount equal to the present value of the difference between the fixed rate set at the beginning of the interest rate swap contract and the then-current market fixed rate at the time of termination. At termination of the swap contract, both the gain or loss on the sale of the loans and the gain or loss on the termination of the interest rate contracts are measured and recognized in the statement of income. FFCA would be exposed to credit loss in the event of nonperformance by the counterparties to the interest rate contracts. FFCA minimizes its credit risk on these transactions by only dealing with credit-worthy financial institutions and, therefore, does not anticipate non-performance. The use of derivative financial instruments is monitored through regular communication with senior management and the utilization of written policies.

     At December 31, 1999, FFCA had interest rate swap contracts outstanding with a notional amount aggregating $26 million. The notional amount serves solely as a basis for the calculation of payments to be exchanged and is not a measure of the exposure of FFCA through its use of derivatives. Under the contracts no cash payments would be required until the earlier of September 2000 or the loan sale or securitization transaction (which is expected to be prior to September 2000).

     RENTAL REVENUE RECOGNITION - FFCA leases real estate under long-term net leases that are classified as operating leases. Rental revenue from operating leases is recognized as it is earned.

     EARNINGS PER SHARE - Stock options to purchase 1.2 million and 970,000 weighted shares of common stock outstanding during 1999 and 1998, respectively, were not included in the computation of diluted earnings per share for those years, because the options' exercise price was greater than the average market price of the common shares. Warrants issued in March 1998 to purchase approximately 1.5 million shares of common stock at a price of $31.64 per share and warrants issued in December 1999 to purchase 2 million shares of common stock (of which 1 million were exercisable) at a price of $25.47 per share were also excluded from the computation of earnings per share in 1999 and 1998. Subsequent to December 31, 1999, FFCA granted options to purchase approximately 584,000 shares of common stock at an exercise price of $23.50 per share, and issued approximately 111,000 shares of restricted stock, to employees under its stock-based compensation plan. Both the stock options and the restricted stock are subject to years-of-service vesting requirements.

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

     NEW PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended, requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This standard is effective for FFCA's fiscal year 2001 at which time FFCA plans to adopt it. FFCA is currently assessing the method to be utilized for adoption and the impact of the adoption on FFCA's financial statements. It is not expected, however, that adoption of this statement will have a material effect on FFCA's results of operations or financial condition.

     In December 1999, the Securities and Exchange Commission issued a new major topic "Revenue Recognition" under Staff Accounting Bulletin 101. This new accounting guidance, which FFCA plans to adopt in 2000, requires companies to recognize contingent rentals as revenue when the change in the factor on which the contingent lease payment is based actually occurs. Currently, FFCA recognizes estimated contingent revenues ratably throughout the year when it is probable that a property will exceed the sales threshold where percentage revenues are due. Verification of the actual amount of percentage revenues due is received from the operator at various times during the year, based on the operator's reporting requirements. The percentage revenue reported at December 31, 1999 would not have differed materially had FFCA adopted a policy of deferring recognition of contingent revenues until receiving verification that the property reached its sales targets.

(3)  INVESTMENTS IN REAL ESTATE:

     FFCA's real estate portfolio is comprised of property leased to tenants under long-term net operating leases. The lease agreements generally provide for base monthly rentals plus additional rentals based on a percentage of the lessees' gross sales or based on other contractual increases in rent during the lease term. The terms of the leases are generally 15 to 20 years for land and buildings and seven or eight years for equipment (if any). The initial terms of FFCA's leases extend through 2019 with a weighted average remaining term of 13.5 years as of December 31, 1999. Land and building leases generally provide for two or four five-year renewal options. Generally, the lessee has the option to purchase equipment at the end of the lease term and land and buildings anytime after the first ten years of the lease at fair market value (but not less than original cost). Approximately 60% of FFCA's land and building leases provide for purchase options and approximately 45% of these options provide for a 90-day option window at various times during the lease term. Approximately one-half of the purchase options are currently exercisable.

     Minimum future rentals under noncancellable operating leases as of December 31, 1999, are as follows (amounts in thousands):

     Year ending December 31,
     -----------------------
             2000                                               $  150,300
             2001                                                  149,100
             2002                                                  145,100
             2003                                                  141,300
             2004                                                  137,000
             Thereafter                                          1,203,100
                                                                ----------
             Total minimum future rentals                       $1,925,900
                                                                ==========

     The above table assumes that all leases which expire are not renewed; therefore, neither renewal rentals nor rentals from replacement lessees are included. In addition, minimum future rentals do not include contingent rentals that may be received under the leases based upon a percentage of the lessee's gross sales. Contingent revenues based on the operator's gross sales of the related property totaled approximately $8.3 million in 1999, $7.9 million in 1998 and $6.7 million in 1997 (including $980,000, $310,000 and $300,000, respectively, of contingent interest income on mortgage loans receivable).

(4)  MORTGAGE LOANS HELD FOR SALE:

     Mortgage loans held for sale are stated at the lower of cost or fair market value, determined in the aggregate. The loans represent first mortgage loans on the real property (and related equipment, in many instances) of 138 properties comprising $60 million in fixed-rate loans and $46 million in variable-rate loans. The loans held for sale also include variable-rate construction loans totaling $34 million at December 31, 1999. The fixed-rate loans carry a weighted average interest rate of 9.7% and mature 5 to 20 years from the date of origination. The variable-rate loans carry interest rates that adjust monthly based on 30-day LIBOR plus a margin (average interest rate was 9.5% at December 31, 1999). Total principal and interest payments aggregate approximately $2 million per month. The fixed-rate mortgage loans generally prohibit prepayment for certain periods or condition prepayment upon receipt of prepayment penalties or yield maintenance premiums from the borrower. The variable-rate mortgage loans generally have no prepayment restrictions.

(5)  OTHER MORTGAGE LOANS AND NOTES RECEIVABLE:

     At December 31, 1999, FFCA held first mortgage loans on the real property (and related equipment, in many instances) of approximately 125 properties represented by $30 million in participating fixed-rate loans (net of reserve of $3.6 million in 1999) and $28 million in variable-rate loans. These loans are held for long-term investment. Generally, the fixed-rate loans carry interest rates ranging from 10% to 13.5% per annum and mature 5 to 20 years from the date of origination. In addition, these loans generally provide for additional interest payments based on a percentage of the mortgagor's gross sales. The variable-rate loans carry interest rates that adjust monthly based on 30-day LIBOR plus a margin and carry an average interest rate of 10.8% at December 31, 1999. Approximately 30% of the outstanding mortgage balance matures in 2000, 15% in 2001 and the remaining principal is due in level amounts through 2019. FFCA also held various secured and unsecured notes totaling $14 million at December 31, 1999 and 1998 (net of allowances of $20,000 in 1999 and $460,000 in 1998).
Generally, the notes carry interest rates ranging from 9% to 11% per annum and mature through 2009.

(6)  REAL ESTATE INVESTMENT SECURITIES:

     FFCA entered into a loan sale facility with a third party in 1998 (the maximum committed amount of this facility ranged from $600 million to $900 million in 1998 and 1999, and it was renewed through December 31, 2000 at $600 million). This facility permits FFCA to sell loans on a regular basis to a trust for an agreed upon advance rate. In sixteen separate transactions during 1999, FFCA sold 1,570 loans with an outstanding aggregate principal balance of $1 billion to the trust and received cash proceeds of $862 million plus trust certificates representing the remaining 15-20% of the loan sale price. During 1998, FFCA sold 460 loans with an outstanding aggregate principal balance of $264 million to the trust, receiving trust certificates and cash proceeds of $225 million. Upon sale, the mortgage loans receivable were removed from the balance sheet and a gain on the sale was recognized for the difference between the carrying amount of the mortgage loans and the adjusted sales price. The sale of mortgages generated gains totaling approximately $36.1 million in 1999, $6.2 million in 1998 and $430,000 in 1997. Upon the sale of such loans, FFCA acts as servicer for the loans. The retained subordinated investment securities, totaling $43.5 million at December 31, 1999 and $39.3 million at December 31, 1998, were recorded by allocating the previous carrying amount of the mortgages between the assets sold and the retained trust certificates, based on their relative fair values and are included in "Real Estate Investment Securities" in the accompanying consolidated balance sheets. These trust certificates are classified as trading securities.

     Mortgage loans originated by FFCA and sold into the loan sale facility described above, totaling $1.1 billion in 1999 and $335 million in 1998, were securitized and Secured Franchise Loan Trust Certificates were sold to investors. Generally, the majority of each securitized loan pool is sold to third parties, while FFCA retains the servicing rights on these mortgage loans and subordinated investment securities (ranging from 9% to 12.5% of the aggregate mortgage loan principal balance). These subordinated investment securities, totaling $141.7 million and $74.4 million at December 31, 1999 and 1998, respectively, are included in "Real Estate Investment Securities" in the accompanying consolidated balance sheets.

     FFCA's real estate investment securities are classified as follows at December 31, 1999 and 1998 (amounts in thousands):

                                                           1999          1998
                                                         --------      --------
     Held-to-maturity securities                         $112,041      $ 53,937
     Available-for-sale securities                         29,699        20,441
     Trading securities (trust certificates)               43,512        39,314
                                                         --------      --------
                                                         $185,252      $113,692
                                                         ========      ========

     Unrealized holding gains and losses for trading securities are included in earnings, while unrealized holding gains and losses for available-for-sale securities are reported as other comprehensive income (a separate component of shareholders' equity). The estimated fair market value of FFCA's investments in held-to-maturity securities was approximately $100.5 million in 1999 and approximated carrying value in 1998. At December 31, 1999, the weighted average remaining term of the held-to-maturity securities approximated 17 years and the weighted average remaining term of the available-for-sale securities approximated 14 years.

(7)  NOTES PAYABLE:

     A summary of FFCA's unsecured notes payable follows (amounts in thousands):

                                                               1999       1998
                                                             --------   --------
     7% Senior Notes due November 2000, net of unamortized
       discount of $221 in 1999 and $465 in 1998             $149,779   $149,535
     8.25% Senior Notes due 2003, net of unamortized
       discount and related costs of $5,509 in 1999
       and $6,946 in 1998                                     144,491    143,054
     7.875% Senior Notes due 2005, net of unamortized
       discount of $61 in 1999 and $71 in 1998                 49,939     49,929
     6.78% Notes due 2002                                      30,000     30,000
     7.02% Notes due 2003                                      30,000     30,000
     7.10% Notes due 2026, callable by holder in 2004          40,000     40,000
     6.95% Notes due 2007                                      10,150     10,150
     6.86% Notes due 2007                                      17,000     17,000
     7.07% Notes due 2008                                      30,500     30,500
                                                             --------   --------
                                                             $501,859   $500,168
                                                             ========   ========

     Interest on the notes is payable semi-annually in arrears with principal due at maturity. The aggregate weighted average interest rate on the notes was 7.73% in 1999 and 7.26% in 1998. With the exception of the $40 million notes due 2026, the notes may not be redeemed prior to their respective maturities. The note agreements contain certain covenants that, among other restrictions, limit the incurrence of additional debt if FFCA's debt exceeds 60% of total assets (as defined in the note agreements), or if FFCA's debt service coverage is less than
1.5 to 1. As of December 31, 1999, FFCA was in compliance with its note covenants.

     Amortization of debt issuance costs for the years ended December 31, 1999, 1998 and 1997 amounted to $2.8 million, $1.4 million and $1.3 million, respectively, which is included in "Interest Expense" in the accompanying financial statements. The senior unsecured notes issued in October 1998 are presented net of a hedge settlement of approximately $7 million, which is being amortized into interest expense over the term of the notes.

(8)  BORROWINGS UNDER LINES OF CREDIT:

     The following is a summary of borrowings under FFCA's lines of credit (amounts in thousands):

                                                               1999       1998
                                                             --------   --------
     Borrowings at 30-day LIBOR plus 1%, weighted
       average interest rate of 7.48% and 6.59% at
       December 31, 1999 and 1998, respectively              $230,000   $ 35,000
     Borrowings at LIBOR Bid Rate, weighted average
       interest rate of 6.37% at December 31, 1998                 --     47,000
     Borrowings at Base Rate, 8.50% and 7.75% at
       December 31, 1999 and 1998, respectively,
       subsequently converted to LIBOR loans                    8,000    106,000
                                                             --------   --------
                                                             $238,000   $188,000
                                                             ========   ========

     At December 31, 1999, FFCA had outstanding $238 million on $425 million in revolving loan facilities with participating banks used to provide funds for the acquisition or financing of chain store properties. Interest on these unsecured loan facilities is due in periodic installments with a weighted average rate of 6.36% in 1999 and 6.57% in 1998. These loan facilities provide for a fee on the unused commitment amount of .20% per annum, payable quarterly in arrears. The revolving loan facilities expire as follows: $75 million expires in February 2000 and $350 million expires in December 2000, with the possibility of annual extensions. The credit agreements contain covenants which, among other restrictions, require FFCA to maintain a fixed charge coverage ratio of 2 to 1 and a debt to adjusted net worth ratio of no more than .9 to 1, as defined. As of December 31, 1999, FFCA was in compliance with its debt covenants.

     Amortization of loan fees related to the facility for the years ended December 31, 1999, 1998 and 1997 amounted to approximately $742,000, $880,000 and $1.2 million, respectively, which is included in "Interest Expense" in the accompanying consolidated financial statements.

(9)  STOCK-BASED COMPENSATION PLANS:

     FFCA shareholders have approved a stock option and incentive plan that permits the issuance of options, restricted stock and other stock-based awards to key employees, the Board of Directors and certain independent contractors of FFCA. This plan reserves 4,518,804 shares of common stock for grant and provides that the term of each award be determined by the compensation committee of the Board of Directors. In 1999 and 1998, FFCA issued 8,092 and 29,886 shares of restricted stock, respectively, which awards are conditioned upon years-of-service vesting requirements. Compensation expense is determined by reference to the market price of the stock on the date of grant and is being amortized over the vesting period of the stock. Such expense amounted to $229,000 in 1999 and $150,000 in 1998. Stock options granted under the plan may be either non-qualified or incentive stock options and the exercise price, determined by the committee, may not be less than the fair market value of a share of common stock on the grant date. Options granted to FFCA's non-employee directors are immediately exercisable, while the remaining options vest over a three-year period from the date of grant. The options expire ten years after the date of grant.

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

                                                   1999       1998       1997
                                                 --------   --------   --------
     Net income:
       As reported                               $148,727   $ 95,717   $ 72,897
       Pro forma                                 $148,253   $ 94,950   $ 70,718
     Earnings per share of common stock:
       As reported:
         Basic                                   $   2.69   $   2.01   $   1.78
         Assuming dilution                       $   2.68   $   2.00   $   1.76
       Pro forma:
         Basic                                   $   2.68   $   2.00   $   1.73
         Assuming dilution                       $   2.67   $   1.98   $   1.71

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997, respectively: dividend yield of 7.7%, 6.5%, and 6.4%; expected stock price volatility of 20.42%, 18.53%, and 18.47%; risk-free interest rates of 4.87%, 5.57%, and 5.65%; and an expected option term of seven years.

     As of December 31, 1999, options outstanding under the plan had exercise prices ranging from $19.50 to $27.625 with a weighted average price of $22.85, and expiration dates ranging from May 2005 to May 2009 with a weighted average remaining term of approximately six and one-half years.

     A summary of the status of FFCA's stock option and incentive plan as of December 31, 1999, 1998 and 1997, and changes during the years then ended, is presented below:

                                              1999                     1998                     1997
                                     ----------------------   ----------------------   ----------------------
                                                  Weighted                  Weighted                Weighted
                                                   Average                   Average                 Average
                                                  Exercise                  Exercise                Exercise
                                       Shares      Price        Shares       Price       Shares      Price
                                     ---------    ---------   ---------    ---------   ---------    ---------
Outstanding, beginning of year       2,580,813     $22.79     2,425,245     $22.14     1,705,181     $20.23
Granted                                212,496     $23.71       258,003     $27.58       774,730     $26.32
Exercised                               (8,625)    $21.60      (102,435)    $19.50       (32,166)    $19.62
Cancellations                          (11,500)    $26.68       -             -          (22,500)    $24.38
                                     ---------                ---------                ---------
Outstanding, end of year             2,773,184     $22.85     2,580,813     $22.79     2,425,245     $22.14
                                     =========                =========                =========

Options exercisable, end of year     2,190,667     $22.05     1,691,130     $21.17       956,071     $20.07
                                     =========                =========                =========
Weighted average fair value of
 each option granted during year              $2.24                    $2.91                    $2.88
                                              =====                    =====                    =====

     FFCA established a 401K Plan as a savings plan for its employees who have been employed by FFCA for a minimum of six months. This plan allows employees to make their own contributions through payroll deductions. FFCA matches participating employees' contributions up to six percent of the participating employees' salaries. Employer matching contributions are made in FFCA stock, which is purchased on the open market, and are subject to years-of-service vesting requirements. Employer contributions totaled $344,000 in 1999, $277,000 in 1998 and $256,000 in 1997.

     In 1997, FFCA established an employee stock purchase plan. Under this plan, employees can purchase stock through payroll deductions at a price equal to 85% of the fair market value of the stock, as defined in the agreement. Employee purchases are limited to 10% of their salary each year and were not significant in 1999, 1998 or 1997.

(10) DIVIDENDS AND CAPITAL STOCK:

     FFCA declared a fourth quarter 1999 dividend of $0.53 per share, payable on February 18, 2000, to shareholders of record on February 10, 2000. The dividend payments made by FFCA to its shareholders represent ordinary income of $1.96 per share for 1999 and $1.88 per share for 1998. Dividend payments made by FFCA to its shareholders for 1997 represent ordinary income of $1.68 per share and capital gain of $0.12 per share.

     Warrants to purchase 3,476,908 shares of FFCA common stock were outstanding at December 31, 1999, of which 2,476,908 shares were exercisable. A warrant representing 1,476,908 shares was issued in March 1998 with an exercise price of $31.64 per share and expires in March 2005. A warrant representing 2 million shares was issued in December 1999 in connection with the agreement entered into with Washington Mutual Bank, FA (see Note 14) with an exercise price of $25.47 per share and expires in December 2009, or earlier, in accordance with the terms of the warrant agreement.

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

     Each share of Preferred Stock would be entitled to a minimum preferential quarterly dividend payment, a minimum preferential payment in the event of liquidation, dissolution or winding up of FFCA, and other preferential payments or assets in the event of any merger, consolidation or similar transaction. Each share of Preferred Stock will have one vote, voting together with the common stock.

     In December 1999, FFCA's Board of Directors adopted a resolution authorizing the repurchase of up to 7.5% of the company's outstanding common stock from time to time in open market or privately negotiated transactions. The timing of the purchases and the actual number of common shares purchased will depend on market conditions and available cash flow.

(11) RELATED PARTY TRANSACTIONS:

     INVESTMENT IN AFFILIATE - FFCA Mortgage Corporation ("Mortgage Corp.") operated during 1997 to originate mortgage loans to be held for future securitization transactions. FFCA owned all of the nonvoting preferred stock of Mortgage Corp., and was entitled to receive 95% of any dividends declared. FFCA recorded 95% of Mortgage Corp.'s net income for 1997 as "Equity in Net Income of Affiliate" in the accompanying financial statements. Mortgage Corp. had revenues of $9.6 million, interest expense of $9 million, gains net of other expenses of $1.2 million and net income of $1.8 million in 1997, and was dissolved on December 31, 1997.

     MORTGAGE PAYABLE TO AFFILIATE - In 1988, a partnership managed by an affiliate of FFCA provided financing for land purchased by FFCA from the partnership and for the construction of the corporate headquarters of FFCA (together, the "FFCA Premises"). The mortgage loan on the FFCA Premises provides for payments of interest only, at the rate of 10% per year, until May 2000, at which time the entire principal amount is due. The loan also provides for the payment of additional interest upon maturity based upon the increase, if any, in the value of the FFCA Premises, as defined in the loan agreement. The loan is secured by land and land improvements, the FFCA Premises and the guaranty of an affiliate. The FFCA Premises, including equipment, amounted to $12.3 million in 1999 and $11.8 million in 1998 (net of accumulated depreciation of $4.6 million in 1999 and $4.1 million in 1998) and is included in "Other Assets" in the accompanying financial statements.

     ADMINISTRATIVE SERVICES AGREEMENT WITH AFFILIATES - FFCA provides certain accounting, computer, investor and other administrative services to its affiliates under a service agreement which provides for a monthly fee based upon the amount of services used by each affiliate. Fees for such services aggregated approximately $427,000 in 1999, $590,000 in 1998 and $1.4 million in 1997.

(12) FINANCIAL INSTRUMENTS:

     The carrying value of FFCA's financial instruments approximates fair value, except for differences with respect to mortgage loans receivable, real estate investment securities (held-to-maturity portfolio) and long-term, fixed-rate debt (Notes Payable and Mortgage Payable to Affiliate). The fair value of a financial instrument is generally determined by reference to its quoted market price or, if quoted market prices are not available, to the market price of a financial instrument with similar characteristics.

     The fair value of FFCA's mortgage loans is estimated by discounting the future cash flows using the current interest rates for similar loans with similar maturities at December 31, 1999. The carrying amount of the mortgage loans held for long-term investment exceeded the estimated fair values by approximately $800,000. Based on market prices of similar investments at December 31, 1999, the carrying amount of FFCA's real estate investment securities exceeded its fair value by $11.5 million. The carrying amount of FFCA's long-term, fixed-rate debt exceeded its fair value by $11.7 million based on the level of interest rates prevailing at December 31, 1999.

     The fair value of FFCA's interest rate swap contracts is based on the theoretical cost to unwind or terminate the swap transactions. FFCA would have received approximately $500,000 if it had terminated its interest rate swap contracts at December 31, 1999.

     The combined fair value differences of these financial instruments is equivalent to an unrealized loss of approximately $100,000; however, changes in the unrealized gains or losses on mortgage loans, the real estate investment securities, fixed-rate debt and the interest rate swap contracts do not result in the realization or expenditure of cash unless the investments are actually sold or the debt is retired.

(13) ADDITIONAL FINANCIAL INFORMATION:

     Additional information with respect to cash flows follows (amounts in thousands):

                                                     1999      1998      1997
                                                    -------   -------   -------
Securities and other assets resulting
 from securitization                                $81,528   $63,479   $12,094
Mortgage loans obtained as part of property sale
 proceeds, net of deferred gain                          --     1,447       997
Conversion of mortgage loans to property and
  equipment subject to operating lease                3,034        --        --
Mortgage loans received from affiliate                   --        --    46,910
Interest paid, net of amounts capitalized            52,031    38,980    32,296
Income taxes paid                                       164        98       119

     Cash flows from derivative financial instruments that are accounted for as hedges of identifiable transactions or events, including anticipatory hedges, are classified in the same category as the cash flows from the items being hedged.

(14) COMMITMENTS AND CONTINGENT LIABILITIES:

     In the normal course of business, FFCA makes commitments to extend credit to meet the financing needs of its clients in the chain restaurant, convenience store and automotive service and parts industries. FFCA evaluates each client's credit and, based on management's evaluation of the client and the proposed property site, determines the amount of credit to be extended and collateral obtained. The commitments generally have fixed expiration dates or other termination clauses and require payment of a fee by the client. At December 31, 1999, FFCA's outstanding commitments to extend credit over the next year aggregated approximately $500 million.

     In December 1999, FFCA entered into a three-year loan sale agreement with Washington Mutual Bank, FA, a large financial services company, whereby Washington Mutual agreed to purchase loans originated by FFCA while FFCA retains the servicing rights on the loans sold. Subsequent to December 31, 1999, FFCA assigned the Washington Mutual agreement to an affiliate (see Note 15). Under the terms of this assignment, FFCA will service the loans sold to Washington Mutual and will guaranty the performance of its affiliate under the agreement.

     FFCA entered into three-year employment agreements with its five executive officers. Each employment agreement provides that FFCA is liable for compensation benefits at a rate of three times the officer's base salary plus bonus, and other benefits, if an executive officer were to be terminated without cause, as defined, or if a change in control, as defined, occurs and the executive's employment is terminated. The aggregate annual compensation under these agreements was approximately $3.2 million as of December 31, 1999. FFCA entered into similar two-year agreements with certain other key officers under which FFCA is liable for compensation benefits at a rate of two times the officer's base salary plus bonus, and other benefits, if a change in control were to occur and the officer's employment is terminated. The aggregate annual compensation under these agreements was approximately $2.2 million as of December 31, 1999. In addition, FFCA has a severance plan for certain other key employees which provides that FFCA is liable for the compensation benefits of such employee for one year if the employee is terminated without cause in connection with a change in control, as defined.

(15) SUBSEQUENT EVENTS (Unaudited):

     On January 4, 2000, FFCA established a nonqualified REIT subsidiary, FFCA Funding Corporation ("Funding Corp."), to originate mortgage loans for sale. FFCA transferred its corporate headquarters building and its future mortgage loan origination business (including a transfer of certain employees and an assignment of the agreement with Washington Mutual to be its exclusive provider of chain store loans) to Funding Corp. in exchange for 10 shares of newly-issued, nonvoting preferred stock. The preferred stock, which represents all of the issued and outstanding stock of such class, entitles FFCA to 99% of any dividends declared by Funding Corp. Certain officers of FFCA own all of the outstanding voting common stock of Funding Corp. In connection with the start up of this new company, FFCA advanced $5 million to Funding Corp. under a one-year note agreement, with interest due monthly and principal due at maturity.

     On January 14, 2000, FFCA issued $50 million in unsecured notes due in 2002, bearing interest at 8.43% and $50 million in unsecured notes due in 2004 bearing interest at 8.68%. Proceeds of the notes were used to pay down FFCA's revolving line of credit.

     On February 7, 2000, FFCA entered into a contract with an affiliate to purchase a parcel of land (3.6 acres) for approximately $1.9 million. The sale is subject to the approval, by vote, of the majority of the limited partner interests of the affiliate. There can be no assurances as to the final terms of the proposed transaction, that the conditions will be satisfied or that the proposed transaction will be consummated.

(16) QUARTERLY FINANCIAL INFORMATION (Unaudited):

                                                Quarter Ended
                                ---------------------------------------------
                               March 31,   June 30,  September 30,  December 31,
                                -------    -------      -------       -------
                                (amounts in thousands, except per share data)
     1999
     Revenues                   $48,520    $53,211      $59,472       $57,272
     Net income                  25,459     36,458       46,328        40,482
     Net income per share,
       assuming dilution           0.48       0.65         0.83          0.72
     Dividends per share        $  0.49    $  0.49      $  0.49       $  0.53

     Weighted average shares     53,533     56,107       56,135        56,206

     1998
     Revenues                   $39,390    $40,366      $42,983       $46,829
     Net income                  18,574     28,384       23,837        24,922
     Net income per share,
       assuming dilution           0.42       0.58         0.48          0.51
     Dividends per share        $  0.47    $  0.47      $  0.47       $  0.49

     Weighted average shares     44,060     49,026       49,236        49,276

                                                                    SCHEDULE III
                                                                     Page 1 of 2

                    FRANCHISE FINANCE CORPORATION OF AMERICA
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1999
                          (Dollar amounts in thousands)


                                   Initial Cost to Company and
                                Gross Amount at December 31, 1999              Accumulated Depreciation
                          ----------------------------------------------   ---------------------------------
                 No. of
U.S. Region    Properties   Land      Buildings   Equipment     Total      Buildings   Equipment     Total
-----------      ------   ---------   ---------   ---------   ----------   ---------   ---------   ---------
E.N. Central        330   $  82,520   $ 151,215   $   3,891   $  237,626   $  31,135   $   3,876   $  35,011
Mideast             290      82,699     124,863         658      208,220      20,314         658      20,972
Mountain            210      60,886      95,687       1,545      158,118      13,293       1,545      14,838
Northeast           139      33,395      50,663       3,358       87,416      10,010       1,492      11,502
Pacific             191      57,829      59,647         285      117,761      14,093         285      14,378
Southeast           591     149,707     206,792       3,212      359,711      53,703       3,212      56,915
Southwest           300      76,408     113,784       4,638      194,830      28,065       4,638      32,703
W.N. Central        213      39,589      69,009       2,478      111,076      16,656       2,425      19,081
                 ------   ---------   ---------   ---------   ----------   ---------   ---------   ---------

TOTAL             2,264   $ 583,033   $ 871,660   $  20,065   $1,474,758   $ 187,269   $  18,131   $ 205,400
                 ======   =========   =========   =========   ==========   =========   =========   =========

                                                                    SCHEDULE III
                                                                     Page 2 of 2

                    FRANCHISE FINANCE CORPORATION OF AMERICA
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1999
                             (Amounts in thousands)

NOTES:

     (1) The properties consist of restaurants, convenience stores and automotive service and parts properties.
     (2)  There are no encumbrances on properties.
     (3) The aggregate cost for Federal income tax purposes is approximately $1.5 billion.
     (4) Depreciation is computed over the estimated useful life of 24 to 30 years for the buildings and improvements and 7 to 8 years for the equipment.
     (5) Transactions in real estate and equipment and accumulated depreciation during 1999, 1998, and 1997 are summarized as follows:

                                                                    Accumulated
                                                       Cost         Depreciation
                                                   -----------      ------------
Balance, December 31, 1996                         $   868,215      $   172,941

  Acquisitions                                         140,218               --
  Cost of real estate sold                             (31,321)          (9,531)
  Cost of equipment sold                                (8,059)          (8,016)
  Construction in progress transferred to
    mortgage loans held for sale                       (15,819)              --
  Impairment loss                                       (1,929)              --
  Depreciation expense                                      --           19,869
                                                   -----------      -----------

Balance, December 31, 1997                             951,305          175,263

  Acquisitions                                         367,509               --
  Cost of real estate sold                             (36,030)          (8,877)
  Cost of equipment sold                                (4,169)          (4,156)
  Impairment loss                                       (4,015)              --
  Depreciation expense                                      --           23,350
                                                   -----------      -----------

Balance, December 31, 1998                           1,274,600          185,580

  Acquisitions                                         260,854               --
  Cost of real estate sold                             (57,597)          (8,202)
  Cost of equipment sold                                (1,492)          (1,492)
  Impairment loss                                       (1,607)              --
  Depreciation expense                                      --           29,514
                                                   -----------      -----------

Balance, December 31, 1999                         $ 1,474,758      $   205,400
                                                   ===========      ===========

                                                                     SCHEDULE IV
                                                                     Page 1 of 2

                    FRANCHISE FINANCE CORPORATION OF AMERICA
                    SCHEDULE OF MORTGAGE LOANS ON REAL ESTATE
                             AS OF DECEMBER 31, 1999
                          (Dollar amounts in thousands)


                                                                                                      Principal
                                                                                                   Amount of Loans
                                                                                                     Subject to
                                                                                Face     Carrying    Delinquent
               Original      No. of       Interest          Maturity Date     Amount of  Amount of    Principal
U.S. Region   Loan Amount  Properties    Rate Range             Range         Mortgages  Mortgages   or Interest
-----------   -----------  ----------    ----------         -------------      --------   --------     --------
Southeast      under $500       1       10.0% - 13.5%   Apr. 2002 - Aug. 2006  $  3,469   $  2,281     $     --
              $501-$1,000       1               10.5%               Jul. 2014       696        696           --
              over $1,000       3      10.06% - 11.5%  Sept. 2000 - Jul. 2018    33,929     20,331           --
                                                                               --------   --------     --------
                                                                                 38,094     23,308           --
                                                                               --------   --------     --------
Mideast        under $500               10.2% - 11.0%   Apr. 2001 - Jan. 2007     1,394        844           --
              $501-$1,000       1      10.31% - 10.5%   Jul. 2006 - Nov. 2011     1,575      1,466           --
              over $1,000       1               10.0%               Jun. 2000     1,290        618           --
                                                                               --------   --------     --------
                                                                                  4,259      2,928           --
                                                                               --------   --------     --------
Northeast      under $500              11.25% - 11.5%   Jul. 2003 - Apr. 2004       392        281          136
              $501-$1,000       2       9.72% - 11.5%  Sept. 2000 - Aug. 2019     1,330      1,306           --
              over $1,000       2               11.5%  Sept. 2003 - Nov. 2015     3,062      1,586        1,586
                                                                               --------   --------     --------
                                                                                  4,784      3,173        1,722
                                                                               --------   --------     --------
E.N. Central   under $500               8.82% - 12.0%    Aug. 2000 - May 2006     1,360        518           --
              $501-$1,000                      11.25%     May 2002 - May 2015     6,595      4,744        4,744
              over $1,000      30              12.46%              Sept. 2001     9,750      9,722           --
                                                                               --------   --------     --------
                                                                                 17,705     14,984        4,744
                                                                               --------   --------     --------
W.N. Central   under $500       1       9.25% - 13.5%  Sept. 2001 - Mar. 2019     1,603        513           --
              $501-$1,000       1               10.5%               Jan. 2009       778        599           --
                                                                               --------   --------     --------
                                                                                  2,381      1,112           --
                                                                               --------   --------     --------
Southwest      under $500       5       9.25% - 11.5%   Oct. 2002 - Mar. 2019     5,015      4,294           --
              $501-$1,000       1      8.52% - 10.87%   Apr. 2000 - Jul. 2005     1,390      1,281           --
              over $1,000       1               11.5%   Jun. 2003 - Jun. 2016     1,203        459          459
                                                                               --------   --------     --------
                                                                                  7,608      6,034          459
                                                                               --------   --------     --------
Mountain       under $500       1      8.735% - 11.5%    Feb. 2000 - May 2019     4,942      2,794           --
              $501-$1,000       2       9.25% - 14.5%   Nov. 2000 - Mar. 2019     2,554      1,774           --
                                                                               --------   --------     --------
                                                                                  7,496      4,568           --
                                                                               --------   --------     --------
Pacific        under $500              10.25% - 11.0%    Jan. 2004 - May 2005       439        348           --
              $501-$1,000       1      10.81% - 11.5%  Sept. 2002 - Nov. 2019     1,061        810           --
              over $1,000       1        9.7% - 9.93%    Jan. 2005 - May 2017     1,399        731          731
                                                                               --------   --------     --------
                                                                                  2,899      1,889          731
                                                                               --------   --------     --------
                                                                        TOTAL  $ 85,226   $ 57,996     $  7,656
                                                                               ========   ========     ========

                                                                     SCHEDULE IV
                                                                     Page 2 of 2

                    FRANCHISE FINANCE CORPORATION OF AMERICA
                    SCHEDULE OF MORTGAGE LOANS ON REAL ESTATE
                             AS OF DECEMBER 31, 1999
                             (Amounts in thousands)

NOTES:

     (1) Generally, loans are first mortgages on the land, buildings and/or equipment of restaurants, convenience stores and automotive service and parts properties.
     (2)  Principal and interest are payable at level amounts to maturity.
     (3) For mortgages where the land is under a ground lease, there are generally no provisions for prepayment of the mortgage loans in whole or in part, except upon sale of the related property.
     (4)  There are no prior liens.
     (5) The aggregate cost for Federal income tax purposes is approximately $63 million.
     (6) Transactions in mortgage loans on real estate during 1999, 1998 and 1997 are summarized as follows:

Balance, December 31, 1996                                             $ 57,808
  Additions during period:
    New mortgage loans                                                    6,760
    Deferred gain, net of gain recognized                                  (192)
    Unamortized loan fees, net of amortization                             (496)
  Deductions during period:
    Collections of principal                                             (3,217)
    Mortgage loan payoffs                                               (24,265)
    Reserve for mortgage loan losses                                     (1,214)
                                                                       --------

Balance, December 31, 1997                                               35,184
  Additions during period:
    New mortgage loans                                                   22,948
    Recognition of deferred gain, net of
      additional deferred gains in 1998                                     750
    Net loan fees recognized                                                496
  Deductions during period:
    Collections of principal                                             (1,741)
    Mortgage loan payoffs                                               (13,176)
    Reserve for mortgage loan losses                                     (1,118)
                                                                       --------

Balance, December 31, 1998                                               43,343
  Additions during period:
    New mortgage loans                                                   31,152
    Recognition of deferred gain, net of
      additional deferred gains in 1999                                     333
  Deductions during period:
    Collections of principal                                             (2,906)
    Mortgage loan payoffs                                               (10,175)
    Reserve for mortgage loan losses                                       (644)
    Foreclosures                                                         (3,107)
                                                                       --------

Balance, December 31, 1999                                             $ 57,996
                                                                       ========

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

EXHIBIT NO.                        DESCRIPTION
-----------                        -----------

3.01 Second Amended and Restated Certificate of Incorporation of Franchise Finance Corporation of America (1)

3.02      Certificate  of  Designation  of  Franchise  Finance   Corporation  of
          America, classifying and designating the Series A Junior Participating Preferred Stock (2)

3.03 Third Amended and Restated Bylaws of Franchise Finance Corporation of America *

4.01      Indenture dated as of November 21, 1995 (3)

4.02      Specimen of Common Stock Certificate (4)

4.03 Officers' Certificate relating to the 7% Senior Notes Due 2000 and the 7-1/8% Senior Notes Due 2005 of Franchise Finance Corporation of America (5)

4.04 Officers' Certificate relating to the Medium-Term Notes due Nine Months or More from the Date of Issue of Franchise Finance Corporation of America (6)

4.05 Form of Medium-Term Fixed Rate Note and Floating Rate Note of Franchise Finance Corporation of America (7)

4.06 Officers' Certificate relating to the 8.25% Senior Notes Due 2003 of Franchise Finance Corporation of America (8)

4.07 Rights Agreement, dated as of April 7, 1999, between Franchise Finance Corporation of America and Gemisys Corporation, as Rights Agent (2)

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

10.04 Amendment No. 1 to the 1995 Stock Option and Incentive Plan of Franchise Finance Corporation of America (10)

10.05 Stock Purchase Agreement between Franchise Finance Corporation of America and Colony Investors III, L.P. dated February 13, 1998 (11)

10.06 Master Loan Purchase Agreement, dated as of December 14, 1999, between FFCA Acquisition Corporation, as Seller and Washington Mutual Bank, FA, as Purchaser (12)

10.07 Guaranty by Franchise Finance Corporation, dated as of December 14, 1999, of certain obligations of FFCA Acquisition Corporation for the benefit of Washington Mutual (12)

10.08 Amended and Restated Employment Agreement, dated as of January 1, 2000, between Franchise Finance Corporation of America and Morton H. Fleischer *

10.09 Amended and Restated Employment Agreement, dated as of January 1, 2000, between Franchise Finance Corporation of America and Christopher
          H. Volk *

10.10 Amended and Restated Employment Agreement, dated as of January 1, 2000, between Franchise Finance Corporation of America and John R. Barravecchia *

10.11 Amended and Restated Employment Agreement, dated as of January 1, 2000, between Franchise Finance Corporation of America and Dennis L. Ruben *

10.12 Amended and Restated Employment Agreement, dated as of January 1, 2000, between Franchise Finance Corporation of America and Stephen G. Schmitz *

21.01     Subsidiaries of the Registrant*

23.01     Consent of Arthur Andersen LLP*

99.01 Second Amended and Restated Credit Agreement dated December 29, 1997 among Franchise Finance Corporation of America, Certain Lenders and NationsBank of Texas, N.A. (13)

99.02 First Amendment to the Second Amended and Restated Credit Agreement among Franchise Finance Corporation of America, Certain Lenders and NationsBank, N.A. dated as of June 30, 1998 (14)

99.03 Second Amended and Restated Sale and Servicing Agreement dated as of January 1, 2000, among FFCA Franchise Loan Owner Trust 1998-1, FFCA Loan Warehouse Corporation, FFCA Acquisition Corporation, Franchise Finance Corporation of America and LaSalle Bank National Association f/k/a LaSalle National Bank *

99.04 Loan Purchase Agreement dated as of August 14, 1998, between FFCA Loan Warehouse Corporation and FFCA Acquisition Corporation (15)

99.05 Amendment No. 1, dated as of March 18, 1999, to the Loan Purchase Agreement between FFCA Loan Warehouse Corporation and FFCA Acquisition Corporation *

99.06 Amendment No. 2, dated as of January 1, 2000, to the Loan Purchase Agreement between FFCA Loan Warehouse Corporation and FFCA Acquisition Corporation *

99.07 Indenture dated as of August 14, 1998, between FFCA Franchise Loan Owner Trust 1998-1 and LaSalle National Bank. (15)

99.08 Fourth Amended and Restated Indenture Supplement, dated as of January 1, 2000, between FFCA Franchise Loan Owner Trust 1998-1 and LaSalle Bank National Association f/k/a LaSalle National Bank *

99.09 Note Purchase Agreement dated as of August 14, 1998 among FFCA Franchise Loan Owner Trust 1998-1, FFCA Acquisition Corporation, FFCA Loan Warehouse Corporation, and Morgan Stanley Securitization Funding Inc. (15)

99.10 Amendment No. 1, dated as of October 30, 1998, to the Note Purchase Agreement among FFCA Franchise Loan Owner Trust 1998-1, FFCA Acquisition Corporation, FFCA Loan Warehouse Corporation, and Morgan Stanley Securitization Funding Inc. *

99.11     Amendment  No. 2,  dated as of March 18,  1999,  to the Note  Purchase
          Agreement among FFCA Franchise Loan Owner Trust 1998-1, FFCA Acquisition Corporation, FFCA Loan Warehouse Corporation, and Morgan Stanley Securitization Funding Inc. *

99.12     Amendment  No. 3, dated as of August 27,  1999,  to the Note  Purchase
          Agreement among FFCA Franchise Loan Owner Trust 1998-1, FFCA Acquisition Corporation, FFCA Loan Warehouse Corporation, and Morgan Stanley Securitization Funding Inc. (16)

99.13 Amendment No. 4, dated as of January 1, 2000, to the Note Purchase Agreement among FFCA Franchise Loan Owner Trust 1998-1, FFCA Acquisition Corporation, FFCA Loan Warehouse Corporation, and Morgan Stanley Securitization Funding Inc. *

99.14 Credit Agreement dated as of February 11, 1999, among Franchise Finance Corporation of America, Certain Lenders and NationsBank N.A.(14)

99.15 Note Purchase Agreement dated April 22, 1999, between FFCA Secured Lending Corporation, and Morgan Stanley & Co. Incorporated, Salomon Smith Barney Inc. and Prudential Securities Incorporated, as initial purchasers of $371,908,000 aggregate principal or notional amount of Secured Franchise Loan Trust Certificates, Series 1999-1, Class A-1a, Class A-1b, Class A-2, Class B-1, Class B-2, Class C-1, Class C-2, Class D-1, Class D-2 and Class IO (17)

----------
* Filed herewith.
(1) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997, as filed with the Securities and Exchange Commission.
(2) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated April 7, 1999, as filed with the Securities and Exchange Commission.
(3) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated November 24, 1995, as filed with the Securities and Exchange Commission.

(4) Incorporated by reference from the Registrant's Registration Statement on Form S-4 and amendments thereto (Registration Number 33-65302), as filed with the Securities and Exchange Commission.
(5) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated November 24, 1995, as filed with the Securities and Exchange Commission.
(6) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated February 14, 1996, as filed with the Securities and Exchange Commission.
(7) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated April 16, 1998, as filed with the Securities and Exchange Commission.
(8) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated October 27, 1998, as filed with the Securities and Exchange Commission.
(9) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the Securities and Exchange Commission.
(10) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999, as filed with the Securities and Exchange Commission.
(11) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission.
(12) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated December 14, 1999, as filed with the Securities and Exchange Commission.
(13) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated December 29, 1997, as filed with the Securities and Exchange Commission.
(14) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as filed with the Securities and Exchange Commission.
(15) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated August 14, 1998, as filed with the Securities and Exchange Commission.
(16) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999, as filed with the Securities and Exchange Commission.
(17) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999, as filed with the Securities and Exchange Commission.