Form 10-Q
period 2000-03-31
FRANCHISE FINANCE CORP OF AMERICA
filed 2000-05-11
CIK 908527

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________________ to ____________________

                                     1-13116
                             ----------------------
                             Commission file number


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

                                 Yes [X] No [ ]

Number of shares outstanding of each of the issuer's classes of common stock as of May 1, 2000:

           Common Stock, $0.01 par value              56,338,878
           -----------------------------           ----------------
                      Class                        Number of Shares

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                    FRANCHISE FINANCE CORPORATION OF AMERICA

       CONSOLIDATED BALANCE SHEETS - MARCH 31, 2000 AND DECEMBER 31, 1999
                    (Amounts in thousands except share data)

                                                      March 31,     December 31,
                                                        2000           1999
                                                    -----------     -----------
                                     ASSETS         (Unaudited)
Investments:
  Investments in Real Estate, at cost:
    Land                                            $   587,934     $   583,033
    Buildings and Improvements                          872,270         871,660
    Equipment                                            19,577          20,065
                                                    -----------     -----------
                                                      1,479,781       1,474,758
    Less-Accumulated Depreciation                       211,079         205,400
                                                    -----------     -----------
        Net Real Estate Investments                   1,268,702       1,269,358

  Mortgage Loans Held for Sale                          124,645         139,703
  Mortgage Loans Receivable, net of
    allowances of $3,570 in 2000 and 1999                64,630          57,996
  Real Estate Investment Securities                     190,295         185,252
  Other Investments                                      15,091          14,129
                                                    -----------     -----------
        Total Investments                             1,663,363       1,666,438

Cash and Cash Equivalents                                26,190           4,757
Accounts Receivable, net of allowances
  of $1,155 in 2000 and $1,125 in 1999                   13,722          10,669
Other Assets                                             30,304          28,932
                                                    -----------     -----------

        Total Assets                                $ 1,733,579     $ 1,710,796
                                                    ===========     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Dividends Payable                                 $    29,857     $    29,739
  Notes Payable                                         602,281         501,859
  Borrowings Under Line of Credit                       150,000         238,000
  Mortgage Payable to Affiliate                           8,500           8,500
  Accrued Expenses and Other                             30,972          29,066
                                                    -----------     -----------

        Total Liabilities                               821,610         807,164
                                                    -----------     -----------

Shareholders' Equity:
  Preferred Stock, par value $.01 per share,
    10 million shares authorized, none issued
    or outstanding                                           --              --
  Common Stock, par value $.01 per share,
     authorized 200 million shares, issued
     and outstanding 56,331,849 shares in
     2000 and 56,110,776 shares in 1999                     563             561
  Capital in Excess of Par Value                        931,256         927,147
  Accumulated Other Comprehensive Income (Loss)            (562)            237
  Cumulative Net Income                                 481,501         446,550
  Cumulative Dividends                                 (500,789)       (470,863)
                                                    -----------     -----------

  Total Shareholders' Equity                            911,969         903,632
                                                    -----------     -----------

  Total Liabilities and Shareholders' Equity        $ 1,733,579     $ 1,710,796
                                                    ===========     ===========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                  (Amounts in thousands except per share data)
                                  (Unaudited)

                                                                 2000      1999
                                                               -------   -------
REVENUES:
  Rental                                                       $40,849   $35,714
  Mortgage Loan Interest                                         6,098     4,933
  Real Estate Investment Securities Income                       9,509     6,331
  Investment Income and Other                                    2,176     1,542
                                                               -------   -------

                                                                58,632    48,520
                                                               -------   -------
EXPENSES:
  Depreciation and Amortization                                  8,564     7,245
  Operating, General and Administrative                          5,068     3,090
  Property Costs                                                   110       594
  Interest                                                      15,526    12,503
  Related Party Interest                                           256       254
                                                               -------   -------

                                                                29,524    23,686
                                                               -------   -------

Income Before Realized and Unrealized Gains                     29,108    24,834

Unrealized Gain on Real Estate Investment Securities             3,960        --
Gain on Sale of Property                                         1,883       625
                                                               -------   -------

Net Income                                                     $34,951   $25,459
                                                               =======   =======


Basic Net Income Per Share                                     $   .62   $   .48
                                                               =======   =======
Diluted Net Income Per Share                                   $   .62   $   .48
                                                               =======   =======

Number of Common Shares Used in Basic Net Income Per Share      56,252    53,384
Incremental Shares from Assumed Conversion of Options              214       149
                                                               -------   -------
Number of Common Shares Used in Diluted Net Income Per Share    56,466    53,533
                                                               =======   =======

                    FRANCHISE FINANCE CORPORATION OF AMERICA

          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY FOR
                      THE THREE MONTHS ENDED MARCH 31, 2000
                  (Amounts in thousands except per share data)
                                   (Unaudited)

                                                                      Accumulated
                                  Common Stock Issued   Capital in      Other
                                  -------------------   Excess of   Comprehensive   Cumulative   Cumulative
                                  Shares      Amount    Par Value       Income      Net Income   Dividends     Total
                                  ------      ------    ---------       ------      ----------   ---------     -----
BALANCE, December 31, 1999        56,111      $561      $927,147     $    237        $446,550    $(470,863)   $ 903,632
                                                                                                              ---------

  Net income                          --        --            --           --          34,951           --       34,951
  Unrealized loss on securities       --        --            --         (799)             --           --         (799)
                                                                                                              ---------
    Comprehensive income                                                                                         34,152
                                                                                                              ---------
  Capital contributions -
    Issuance of common stock         113         1           190           --              --           --          191
    Dividend reinvestment plan        78         1         1,822           --              --           --        1,823
    Exercise of stock options         30        --           597           --              --           --          597
    Warrants issued                   --        --         1,500           --              --           --        1,500
    Dividends declared -
      $0.53 per share                 --        --            --           --              --      (29,926)     (29,926)
                                  ------      ----      --------     --------        --------    ---------    ---------

BALANCE, March 31, 2000           56,332      $563      $931,256     $   (562)       $481,501    $(500,789)   $ 911,969
                                  ======      ====      ========     ========        ========    =========    =========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                             (Amounts in thousands)
                                   (Unaudited)

                                                              2000          1999
                                                            ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $  34,951     $  25,459
  Adjustments to net income:
    Depreciation and amortization                               8,564         7,245
    Gain on sale of assets                                     (1,883)         (625)
    Unrealized gain on real estate investment securities       (3,960)           --
    Other                                                          78         3,723
                                                            ---------     ---------

    Net cash provided by operating activities                  37,750        35,802
                                                            ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property                                     (16,621)      (72,467)
  Investment in mortgage loans                                (74,866)     (319,615)
  Investment in notes receivable                               (3,120)           --
  Proceeds from securitization transactions                    42,146       109,288
  Proceeds from sale of property                                9,197         5,744
  Receipt of mortgage loan and note payoffs                    38,385         1,386
  Collection of mortgage loan and note principal                2,876         2,006
  Collection of investment security principal                   1,040         1,097
                                                            ---------     ---------

    Net cash used in investing activities                        (963)     (272,561)
                                                            ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                              (27,988)      (25,399)
  Net proceeds from issuance of common stock                      634       145,937
  Proceeds from bank borrowings                                70,000       318,000
  Proceeds from issuance of notes                             100,000            --
  Payment of bank borrowings                                 (158,000)     (202,000)
                                                            ---------     ---------

    Net cash (used)provided by financing activities           (15,354)      236,538
                                                            ---------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           21,433          (221)

CASH AND CASH EQUIVALENTS, beginning of period                  4,757         3,881
                                                            ---------     ---------

CASH AND CASH EQUIVALENTS, end of period                    $  26,190     $   3,660
                                                            =========     =========

Noncash Investing Activities:
  Investment in securities resulting from
    securitization transactions                             $  13,320     $  23,798
  Conversion of mortgage loans to property and
    equipment subject to operating lease                    $      --     $   2,828
Noncash Financing Activities:
  Common stock issued for employee stock plans and other    $   3,477     $   1,987

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000


(1) NEW ACCOUNTING PRONOUNCEMENTS:

In December 1999, the Securities and Exchange Commission issued a new major topic "Revenue Recognition" under Staff Accounting Bulletin (SAB) 101. This new accounting guidance requires companies to recognize contingent rentals as revenue when the change in the factor on which the contingent lease payment is based actually occurs. Currently, FFCA recognizes estimated contingent revenues ratably throughout the year when it is probable that a property will exceed the sales threshold where percentage rental revenues are due. Verification of the actual amount of percentage revenues due is received from the operator at various times during the year, based on the operator's reporting requirements. On March 24, 2000, the Securities and Exchange Commission issued SAB 101A, amending SAB 101. The amendment permits deferral of the implementation of SAB 101 from the first quarter to the second quarter of 2000. FFCA intends to adopt the new accounting for contingent rentals in the second quarter of 2000. Since many of the operators of FFCA's chain store properties report sales on a calendar year basis, it is anticipated that, had FFCA adopted a policy of deferring recognition of contingent revenues until receiving verification that the property reached its sales targets, the effect on the March 31, 2000 financial statements would have been a shifting of the recognition of contingent revenues that otherwise would have been recognized in the first quarter of the year, to the latter part of the year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GENERAL

     Franchise Finance Corporation of America ("FFCA") is a self-administered real estate investment trust ("REIT") which provides real estate financing to multi-unit operators of chain restaurants, convenience stores and automotive services and parts outlets. FFCA offers financing through various products including mortgage loans, equipment loans, construction financing and long-term real estate leases. At March 31, 2000, FFCA's servicing portfolio represented over 5,400 properties (including chain store mortgage loans serviced for others). FFCA had interests in 5,383 properties representing over $1.8 billion in gross investments in chain store properties located throughout the United States and in Canada (although investments in Canada are not significant). In addition to this geographic diversification, more than 480 different operators in approximately 150 retail chains comprise the portfolio. FFCA's investment portfolio included 2,454 chain store properties represented by investments in real estate mortgage loans and properties subject to leases and 2,929 properties represented by securitized mortgage loans in which FFCA holds a residual interest.

     FFCA has explored a number of strategic options to diversify its capital sources. After consideration of various alternatives, FFCA entered into a three-year loan sale agreement beginning in January 2000 with Washington Mutual Bank, FA, where Washington Mutual agreed to purchase loans that FFCA originates and services. This alliance with the nation's ninth largest financial services company to be its exclusive provider of chain store loans represents a significant source of new capital. FFCA expects that this will reduce its reliance on debt and shareholder equity as sources of capital to fund its continued growth. Under the loan sale agreement, Washington Mutual will purchase mortgage loans from FFCA at the time the loans are originated; however, to the extent that Washington Mutual wishes to limit its concentration of individual borrowers to a certain dollar amount, there can be no assurance that Washington Mutual will purchase every loan that FFCA originates. Therefore, while FFCA may no longer have to rely on accumulating large amounts of mortgage loans (using its bank lines of credit to carry the loans) and selling the loans through securitization transactions, it may continue to securitize loans in some cases. In connection with the loan sale agreement, a warrant was issued to Washington Mutual to purchase 2 million shares of FFCA common stock at a price of $25.47 per share. The warrant expires in December 2009, or earlier, in accordance with the terms of the warrant agreement.

     As a REIT, FFCA's tax status restricts it from taking full advantage of the opportunities provided by the loan sale agreement with Washington Mutual by preventing REITs from originating and subsequently selling mortgage loans (other than through certain structured securitization transactions); therefore, on January 4, 2000, FFCA established a nonqualified REIT subsidiary, FFCA Funding Corporation ("Funding Corp."), to originate mortgage loans for sale to Washington Mutual. FFCA would then service the mortgage loans. FFCA transferred, among other things, its future mortgage loan origination business (including a transfer of certain employees and an assignment of the Washington Mutual loan sale agreement) to Funding Corp. in exchange for 10 shares of newly-issued, nonvoting preferred stock. The preferred stock, which represents all of the issued and outstanding stock of its class, entitles FFCA to 99% of any dividends declared by Funding Corp. Certain executive officers of FFCA own all of the outstanding voting common stock of Funding Corp. In connection with the start up of this new company, FFCA advanced $5 million to Funding Corp. under a one-year note agreement, with interest due monthly and principal due at maturity.

     LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter of 2000, FFCA and its subsidiary, Funding Corp., originated $92 million in new real estate investments ($40 million in chain restaurant properties, $37 million in convenience stores and $15 million in automotive services and parts stores). Consistent with financing activity in 1999, over 80% of the new financings during the first quarter were mortgage loans ($75 million) and the balance were properties subject to operating leases ($17 million). Of the mortgage loans originated during the quarter, $35.5 million in loans were sold to Washington Mutual under the loan sale agreement that became effective in January 2000. It is anticipated that a growing percentage of the loans originated during the remainder of the year will be sold under this loan sale agreement instead of being held in FFCA's portfolio pending sale through a securitization transaction. This strategy will have the effect of reducing the rate of growth in FFCA's mortgage interest income (since the loans are sold on the same day as they are originated, they generate no interest income for FFCA) and increasing net income through the recognition of cash gains on the sale of the loans. Due to the unpredictable timing of the sale of loans, the recognition of gains is expected to increase the volatility of FFCA's earnings on a quarter-to-quarter basis.

     Under the Washington Mutual loan sale agreement, Funding Corp. originates loans and simultaneously sells them to Washington Mutual; therefore, Washington Mutual effectively funds the loans at origination. Accordingly, Funding Corp. does not require significant liquidity or access to capital to originate loans. FFCA's other investment activities are funded initially by draws on its revolving credit facilities and cash generated from operations. As of March 31, 2000, FFCA had $200 million available on its $350 million bank revolving loan facility and $362 million available on its $600 million loan sale facility described below. The current bank revolving loan facility expires in December 2000 and FFCA expects to have negotiated another revolving loan facility by the third quarter of 2000.

     FFCA has a $600 million loan sale facility with a third party. This loan sale facility permits FFCA to sell loans on a regular basis to a trust for an agreed upon advance rate until the trust accumulates a sufficiently large pool of loans for sale through a larger securitization transaction. Generally, FFCA intends to use this loan facility in circumstances where Washington Mutual declines the loan or where the amount of a loan origination transaction exceeds the amount that Washington Mutual will purchase due to the limit on its concentration of loans to an individual borrower group. FFCA acts as servicer for the loans following the sale to the trust. During the quarter ended March 31, 2000, FFCA sold 66 loans with an aggregate principal balance of $50 million through the loan sale facility. Cash proceeds from the sale amounted to 85% of the mortgage loan balance with the remaining sale proceeds represented by trust certificates. These retained subordinated investment securities, totaling approximately $8 million, were accounted for as the sale of mortgage loans and the purchase of trust certificates. The net cash proceeds approximated $42 million and were used to reduce amounts outstanding under FFCA's bank revolving loan facility. The subordinated investment securities held by FFCA are the last of the securities to be repaid from the loan pool, so that if any of the underlying mortgage loans default, these securities take the first loss. Any future credit losses in the securitized loan pool would be concentrated in these subordinated investment securities retained by FFCA; however, FFCA originates and services mortgage loans and has the infrastructure and resources to deal with potential defaults on the securitized portfolio (as it does with the mortgage loans it holds for investment). As of March 31, 2000, delinquent mortgage loans represent less than 1% of the total securitized loan pool balance.

     While FFCA intends to originate mortgage loans through its subsidiary, Funding Corp., for sale to Washington Mutual, it may continue to securitize loans in some cases. Several factors affect FFCA's ability to complete securitizations of its loans, including conditions in the securities markets generally, conditions in the asset-backed securities market specifically, the credit quality of FFCA's loans, compliance of FFCA's loans with the eligibility requirements established by the securitization documents and the absence of any material downgrading or withdrawal of ratings given to certificates issued in FFCA's previous securitizations. Adverse changes in any of these factors could impair FFCA's ability to originate and sell loans on a favorable or timely basis. FFCA's inability to sell or securitize loans may adversely affect FFCA's financial performance and growth prospects. The credit markets have in recent times experienced volatility. Continued volatility may impair FFCA's ability to successfully securitize its loans in the future. In addition, unpredictability in the debt and equity markets may impact FFCA's cost of borrowings and ability to efficiently raise equity capital. Accordingly, the cost of raising debt or equity capital may be higher in the future, which could adversely impact FFCA's results of operations.

     During the quarter, FFCA accessed the debt markets by issuing medium term notes. On January 14, 2000, FFCA issued $50 million in unsecured notes due in 2002, bearing interest at 8.43% and $50 million in unsecured notes due in 2004 bearing interest at 8.68%. Proceeds of the notes were used to pay down FFCA's bank revolving line of credit. In April 2000, Moody's Investors Service upgraded the senior unsecured debt rating of FFCA to Baa2 from Baa3. According to Moody's, the rating upgrade was based on FFCA's strong underwriting and leadership in finance for restaurant properties, the further diversification of FFCA's funding sources through the loan sale facility with Washington Mutual and FFCA's controlled expansion beyond the chain restaurant property industry into convenience/gas stores and automotive parts and services outlets.

     Operations during the quarter ended March 31, 2000 provided net cash of $38 million as compared to $36 million for the first quarter of 1999. Cash generated from operations provides distributions to the shareholders in the form of quarterly dividends. FFCA also plans to use cash generated from operations during 2000 to reduce amounts outstanding on its bank revolving loan facility. FFCA intends to pay down its bank debt in order to provide flexibility for the payment of the senior notes totaling $150 million that mature in November. Depending on the debt markets, FFCA may issue new unsecured debt or may in the interim use its bank revolving loan facility to pay the senior notes until new debt or equity securities of FFCA are issued.

     FFCA has a dividend reinvestment plan that allows shareholders to acquire additional shares of FFCA stock by automatically reinvesting their quarterly dividends. As of March 31, 2000, shareholders owning approximately 6% of the outstanding shares of FFCA common stock participate in the dividend reinvestment plan and dividends reinvested during the quarter ended March 31, 2000 totaled approximately $1.8 million. FFCA declared a first quarter 2000 dividend of $0.53 per share, or $2.12 per share on an annualized basis, payable on May 19, 2000 to shareholders of record on May 10, 2000. Management anticipates that cash generated from operations will be sufficient to meet operating requirements and provide the level of shareholder dividends required to maintain FFCA's status as a REIT. In January 2000, FFCA granted options to purchase approximately 584,000 shares of common stock at an exercise price of $23.50 per share, and issued 111,500 shares of restricted stock, to employees under its stock-based compensation plan. Both the stock options and the restricted stock are subject to years-of-service vesting requirements over the next five years.

     On May 1, 2000, a mortgage payable to FFCA's affiliate matured and FFCA paid the principal due in the amount of $8.5 million, together with accrued interest, and additional interest in the amount of $1.13 million as provided in the related loan agreement. In addition, FFCA entered into a contract with this affiliate to purchase a parcel of land (3.6 acres) for approximately $1.9 million. The land parcel is located adjacent to FFCA's current corporate headquarters site and may be used for the future expansion of FFCA's corporate headquarters. The sale is subject to the approval, by vote, of the majority of the limited partner interests of the affiliate. There can be no assurances as to the final terms of the proposed transaction, that the conditions will be satisfied or that the proposed transaction will be consummated.

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

     For those fixed-rate mortgage loans originated by FFCA for sale through a securitization transaction, FFCA generally hedges against fluctuations in interest rates through the use of derivative financial instruments (primarily interest rate swap contracts) from the time the fixed-rate mortgage loans are originated until the time they are sold. FFCA intends to terminate these contracts upon securitization of the related fixed-rate mortgage loans and, at that time, both the gain or loss on the sale of the loans and the gain or loss on the termination of the interest rate swap contracts will be measured and recognized in the statement of operations. At March 31, 2000, FFCA had outstanding interest rate swap contracts aggregating $46 million in notional amount. Based on the level of interest rates prevailing, FFCA would have received approximately $45,000 if it had terminated the swap contracts at March 31, 2000.

     FFCA estimates that a hypothetical one percentage point increase or decrease in long-term interest rates at March 31, 2000 would impact the financial instruments described above and result in a change to net income of approximately $2 million. This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of prepayment risk or credit spread risk). Therefore, although it gives an indication of FFCA's exposure to interest rate changes at March 31, 2000, it is not intended to predict future results and FFCA's actual results will likely vary.

     RESULTS OF OPERATIONS

     FFCA's operations for the first quarter of 2000 resulted in net income of $35 million ($.62 per share diluted) as compared to net income of $25.5 million ($.48 per share diluted) in 1999. The increase in net income between 1999 and 2000 resulted from increased revenues due to the continued growth in FFCA's real estate investment portfolio and to increases in realized and unrealized gains.

     Total revenues rose 21% to $58.6 million during the quarter from $48.5 million in the comparable quarter of 1999 primarily due to the growth of FFCA's investment portfolio. FFCA's primary source of revenue growth has been rental revenues generated by new investments in chain store properties. Since the first quarter of 1999, FFCA made new investments in property subject to operating leases of approximately $202 million, including $17 million in the first quarter of 2000. The average base lease rate on new investments in 2000 was slightly higher than the average rate for the comparable quarter in 1999. Partially offsetting the rental revenue increases generated by new investments were decreases in rent related to properties sold. Rental revenues represented nearly 70% of total revenues for the quarter as compared to 74% in the first quarter of 1999. The decrease in the percentage of FFCA's total revenues generated by leases is due to FFCA's strategic decision made during 1999 to focus on originating mortgage loan products rather than sale-leasebacks because of better shareholder returns.

     Certain of the leases and mortgages in FFCA's portfolio also provide for contingent revenues based on a percentage of the gross sales of the related chain store properties. Such contingent revenues totaled $2.5 million in the first quarter of 2000 as compared to $2 million in the first quarter of 1999. In December 1999, the Securities and Exchange Commission issued a new major topic "Revenue Recognition" under Staff Accounting Bulletin (SAB) 101. This new accounting guidance requires companies to recognize contingent rentals as revenue when the change in the factor on which the contingent lease payment is based actually occurs. Currently, FFCA recognizes estimated contingent revenues ratably throughout the year when it is probable that a property will exceed the sales threshold where percentage rental revenues are due. Verification of the actual amount of percentage revenues due is received from the operator at various times during the year, based on the operator's reporting requirements. On March 24, 2000, the Securities and Exchange Commission issued SAB 101A, amending SAB 101. The amendment permits deferral of the implementation of SAB 101 from the first quarter to the second quarter of 2000. FFCA intends to adopt the new accounting for contingent rentals in the second quarter of 2000. Since many of the operators of FFCA's chain store properties report sales on a calendar year basis, it is anticipated that, had FFCA adopted a policy of deferring recognition of contingent revenues until receiving verification that the property reached its sales targets, the effect on the March 31, 2000 financial statements would have been a shifting of the recognition of contingent revenues that otherwise would have been recognized in the first quarter of the year, to the latter part of the year.

     Subsequent to March 31, 2000, certain properties FFCA owns that are leased to a family restaurant chain were not performing as expected. The chain leases 96 properties (1.8% of FFCA's total financed portfolio of approximately 5,400 properties) from FFCA under a master lease, and for the first quarter of 2000 contributed approximately 4% to FFCA's total revenues. This chain store operator, with monthly lease and loan payments aggregating nearly $800,000, failed to make its April and May payments when due. To the extent that the chain continues to underperform, short-term growth in FFCA's earnings will be negatively impacted. FFCA has the infrastructure in place to deal with underperforming assets, and is working with this chain store operator to resolve the problem.

     Mortgage interest income generated by FFCA's loan portfolio totaled $6.1 million for the quarter ended March 31, 2000. The majority of the mortgage interest income is generated by mortgage loans that are held for sale. The average rate achieved on the loans originated during the first quarter of 2000 was slightly higher than the average rate achieved during the first quarter of 1999. Increases and decreases in mortgage interest income between quarters has been, and will continue to be, impacted by the amount of loans held for sale and the timing of the sale of these loans. Although FFCA no longer receives mortgage interest income from the mortgages it has sold through securitization transactions, it retains certain interests through the purchase of subordinated investment securities. These securities generate revenues that are included in "Real Estate Investment Securities Income" in the accompanying financial statements. The increase in real estate investment securities income between 1999 and 2000 is due primarily to the addition of subordinated investment securities related to the two securitization transactions that closed in 1999.

     Expenses increased to $29.5 million during the quarter from $23.7 million in the comparable quarter of 1999. This increase was primarily due to higher interest expense and increased operating, general and administrative expenses. For the quarter, interest expense rose $3 million due primarily to an increase in the average debt outstanding and to an increase in the weighted average interest rate. FFCA's outstanding debt averaged $772 million in the first quarter of 2000 as compared to $634 million in 1999 due to the growth in its portfolio. Operating, general and administrative expenses in the first quarter of 2000 were $2 million higher than the same quarter in 1999 primarily due to higher bad debt recoveries in 1999.

     During the quarter, FFCA sold 15 properties (as compared to 12 properties sold in the first quarter of 1999) and recorded net gains totaling $513,000 on these sales, as compared to net gains of $625,000 recorded in the first quarter of 1999. Loan prepayments received in 2000 on securitized mortgage loans represented another four properties removed from FFCA's servicing portfolio. Also during the quarter, Funding Corp. sold loans representing 44 properties to Washington Mutual and recorded net gains totaling $1.4 million on these sales. Cash proceeds from the sales of property and from mortgage loan and note payoffs during the quarter, totaling $47.6 million, were used to fund new investments.

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

3.01 Third Amended and Restated Bylaws of Franchise Finance Corporation of America *

10.01 Amended and Restated Employment Agreement, dated as of January 1, 2000, between Franchise Finance Corporation of America and Morton H. Fleischer *

10.02 Amended and Restated Employment Agreement, dated as of January 1, 2000, between Franchise Finance Corporation of America and Christopher
          H. Volk *

10.03 Amended and Restated Employment Agreement, dated as of January 1, 2000, between Franchise Finance Corporation of America and John R. Barravecchia *

10.04 Amended and Restated Employment Agreement, dated as of January 1, 2000, between Franchise Finance Corporation of America and Dennis L. Ruben *

10.05 Amended and Restated Employment Agreement, dated as of January 1, 2000, between Franchise Finance Corporation of America and Stephen G. Schmitz *

99.01 Second Amended and Restated Sale and Servicing Agreement dated as of January 1, 2000, among FFCA Franchise Loan Owner Trust 1998-1, FFCA Loan Warehouse Corporation, FFCA Acquisition Corporation, Franchise Finance Corporation of America and LaSalle Bank National Association f/k/a LaSalle National Bank *

99.02 Amendment No. 2, dated as of January 1, 2000, to the Loan Purchase Agreement between FFCA Loan Warehouse Corporation and FFCA Acquisition Corporation *

99.03 Fourth Amended and Restated Indenture Supplement, dated as of January 1, 2000, between FFCA Franchise Loan Owner Trust 1998-1 and LaSalle Bank National Association f/k/a LaSalle National Bank *

99.04 Amendment No. 4, dated as of January 1, 2000, to the Note Purchase Agreement among FFCA Franchise Loan Owner Trust 1998-1, FFCA Acquisition Corporation, FFCA Loan Warehouse Corporation, and Morgan Stanley Securitization Funding Inc. *

---------
* Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission.

     (b) During the quarter ended March 31, 2000, FFCA filed the following report on Form 8-K:

          Form 8-K dated January 1, 2000, filed January 13, 2000, reporting the Employment Agreements entered into between the Registrant and five of its executive officers, under Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FRANCHISE FINANCE CORPORATION OF AMERICA

Date:  May 8, 2000                      By /s/ John Barravecchia
                                           -------------------------------------
                                           John Barravecchia, Executive Vice
                                           President, Chief Financial Officer
                                           and Treasurer



Date:  May 8, 2000                      By /s/ Catherine F. Long
                                           -------------------------------------
                                           Catherine F. Long, Senior Vice
                                           President Finance and Principal
                                           Accounting Officer

                                  EXHIBIT INDEX

The following is a complete list of exhibits filed as part of this Form 10-Q. For electronic filing purposes only, this report contains exhibit 27, the Financial Data Schedule. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

3.01 Third Amended and Restated Bylaws of Franchise Finance Corporation of America *


10.01 Amended and Restated Employment Agreement, dated as of January 1, 2000, between Franchise Finance Corporation of America and Morton H. Fleischer *

10.02 Amended and Restated Employment Agreement, dated as of January 1, 2000, between Franchise Finance Corporation of America and Christopher
          H. Volk *

10.03 Amended and Restated Employment Agreement, dated as of January 1, 2000, between Franchise Finance Corporation of America and John R. Barravecchia *

10.04 Amended and Restated Employment Agreement, dated as of January 1, 2000, between Franchise Finance Corporation of America and Dennis L. Ruben *

10.05 Amended and Restated Employment Agreement, dated as of January 1, 2000, between Franchise Finance Corporation of America and Stephen G. Schmitz *

99.01 Second Amended and Restated Sale and Servicing Agreement dated as of January 1, 2000, among FFCA Franchise Loan Owner Trust 1998-1, FFCA Loan Warehouse Corporation, FFCA Acquisition Corporation, Franchise Finance Corporation of America and LaSalle Bank National Association f/k/a LaSalle National Bank *

99.02 Amendment No. 2, dated as of January 1, 2000, to the Loan Purchase Agreement between FFCA Loan Warehouse Corporation and FFCA Acquisition Corporation *

99.03 Fourth Amended and Restated Indenture Supplement, dated as of January 1, 2000, between FFCA Franchise Loan Owner Trust 1998-1 and LaSalle Bank National Association f/k/a LaSalle National Bank *

99.04 Amendment No. 4, dated as of January 1, 2000, to the Note Purchase Agreement among FFCA Franchise Loan Owner Trust 1998-1, FFCA Acquisition Corporation, FFCA Loan Warehouse Corporation, and Morgan Stanley Securitization Funding Inc.*

----------
* Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission.