Form 10-Q
period 2000-06-30
FRANCHISE FINANCE CORP OF AMERICA
filed 2000-08-14
CIK 908527

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________


                                     1-13116
                             Commission file number


                    FRANCHISE FINANCE CORPORATION OF AMERICA
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                                 86-0736091
------------------------                                    ----------------
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

                                 Yes [X] No [ ]

     Number of shares outstanding of each of the issuer's classes of common stock as of August 4, 2000:

     Common Stock, $0.01 par value                        56,428,718
     -----------------------------                      ----------------
                 Class                                  Number of Shares

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                    FRANCHISE FINANCE CORPORATION OF AMERICA

        CONSOLIDATED BALANCE SHEETS - JUNE 30, 2000 AND DECEMBER 31, 1999
                    (Amounts in thousands except share data)

                                                                 June 30,       December 31,
                                                                   2000            1999
                                                               -----------      -----------
                                     ASSETS                    (Unaudited)
Investments:
  Investments in Real Estate, at cost:
    Land                                                       $   591,433      $   583,033
    Buildings and Improvements                                     874,957          871,660
    Equipment                                                       23,318           20,065
                                                               -----------      -----------
                                                                 1,489,708        1,474,758
    Less-Accumulated Depreciation                                  216,886          205,400
                                                               -----------      -----------
      Net Real Estate Investments                                1,272,822        1,269,358

  Mortgage Loans Held for Sale                                     112,097          139,703
  Mortgage Loans Receivable, net of allowances of $3,415 in
   2000 and $3,570 in 1999                                          53,630           57,996
  Real Estate Investment Securities                                191,634          185,252
  Other Investments                                                 15,773           14,129
                                                               -----------      -----------
      Total Investments                                          1,645,956        1,666,438

Cash and Cash Equivalents                                            9,893            4,757
Accounts Receivable, net of allowances of $2,023 in
 2000 and $1,125 in 1999                                            15,838           10,669
Mortgage Servicing Rights and Other Assets                          30,659           28,932
                                                               -----------      -----------

      Total Assets                                             $ 1,702,346      $ 1,710,796
                                                               ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Dividends Payable                                            $    29,905      $    29,739
  Notes Payable                                                    617,704          501,859
  Borrowings Under Line of Credit                                  115,000          238,000
  Mortgage Payable to Affiliate                                         --            8,500
  Accrued Expenses and Other                                        22,170           29,066
                                                               -----------      -----------

      Total Liabilities                                            784,779          807,164
                                                               -----------      -----------
Shareholders' Equity:
  Preferred Stock, par value $.01 per share, 10 million
   shares authorized, none issued or outstanding                        --               --
  Common Stock, par value $.01 per share, authorized
   200 million shares, issued and outstanding 56,427,416
   shares in 2000 and 56,110,776 shares in 1999                        564              561
  Capital in Excess of Par Value                                   933,450          927,147
  Accumulated Other Comprehensive Income (Loss)                     (1,150)             237
  Cumulative Net Income                                            515,403          446,550
  Cumulative Dividends                                            (530,700)        (470,863)
                                                               -----------      -----------

      Total Shareholders' Equity                                   917,567          903,632
                                                               -----------      -----------

      Total Liabilities and Shareholders' Equity               $ 1,702,346      $ 1,710,796
                                                               ===========      ===========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                  (Amounts in thousands except per share data)
                                   (Unaudited)

                                             Three Months  Three Months  Six Months   Six Months
                                                Ended         Ended        Ended        Ended
                                               6/30/00       6/30/99      6/30/00      6/30/99
                                               -------       -------      -------      -------
REVENUES:
  Rental                                       $ 39,911      $ 37,295     $ 80,760     $ 73,009
  Mortgage Loan Interest                          5,121         8,009       11,219       12,942
  Real Estate Investment Securities Income        9,757         6,361       19,266       12,692
  Investment Income and Other                     2,277         1,546        4,453        3,088
                                               --------      --------     --------     --------

                                                 57,066        53,211      115,698      101,731
                                               --------      --------     --------     --------
EXPENSES:
  Depreciation and Amortization                   8,775         7,638       17,339       14,883
  Operating, General and Administrative           6,606         3,512       11,674        6,602
  Property Costs                                    925           353        1,035          947
  Interest                                       15,017        14,218       30,543       26,721
  Related Party Interest                             71           254          327          508
                                               --------      --------     --------     --------

                                                 31,394        25,975       60,918       49,661
                                               --------      --------     --------     --------

Income Before Realized and Unrealized Gains      25,672        27,236       54,780       52,070

Unrealized Gain/(Loss) on Real Estate
  Investment Securities                            (813)           --        3,147           --
Gain on Sale of Property                          9,705         9,222       11,588        9,847
                                               --------      --------     --------     --------

Income Before Income Tax Expense                 34,564        36,458       69,515       61,917
Income Tax Expense                                  662            --          662           --
                                               --------      --------     --------     --------

Net Income                                     $ 33,902      $ 36,458     $ 68,853     $ 61,917
                                               ========      ========     ========     ========
Per Share Data:
  Basic Net Income Per Share                   $    .60      $    .65     $   1.22     $   1.13
                                               ========      ========     ========     ========
  Diluted Net Income Per Share                 $    .60      $    .65     $   1.22     $   1.13
                                               ========      ========     ========     ========
Number of Common Shares Used in
  Basic Net Income Per Share                     56,381        55,903       56,317       54,650
Incremental Shares from Assumed
  Conversion of Options                             199           204          205          178
                                               --------      --------     --------     --------
Number of Common Shares Used in
  Diluted Net Income Per Share                   56,580        56,107       56,522       54,828
                                               ========      ========     ========     ========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                  (Amounts in thousands except per share data)
                                   (Unaudited)

                                     Common                   Accumulated
                                  Stock Issued    Capital in     Other                                  Total          Total
                                --------------    Excess of  Comprehensive  Cumulative  Cumulative  Stockholder's  Comprehensive
                                Shares   Amount   Par Value     Income      Net Income   Dividends     Equity         Income
                                ------   ------   ---------     ------      ----------   ---------     ------         ------
BALANCE, December 31, 1999     56,111    $561    $927,147      $   237      $446,550    $(470,863)   $ 903,632

 Net income                        --      --          --           --        68,853           --       68,853       $ 68,853
 Unrealized loss on securities     --      --          --       (1,387)           --           --       (1,387)        (1,387)
                                                                                                                     --------
 Comprehensive income                                                                                                $ 67,466
                                                                                                                     ========
 Capital contributions -
   Dividend reinvestment plan     159       2       3,570           --            --           --        3,572
   Incentive and benefit plans    117       1         432           --            --           --          433
   Exercise of stock options       40      --         801           --            --           --          801
 Warrants issued                   --      --       1,500           --            --           --        1,500
 Dividends declared -
    $1.06 per share                --      --          --           --            --      (59,837)     (59,837)
                               ------    ----    --------      -------      --------    ---------    ---------
BALANCE, June 30, 2000         56,427    $564    $933,450      $(1,150)     $515,403    $(530,700)   $ 917,567
                               ======    ====    ========      =======      ========    =========    =========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                             (Amounts in thousands)
                                   (Unaudited)

                                                                    2000          1999
                                                                  ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $  68,853     $  61,917
  Adjustments to net income:
    Depreciation and amortization                                    17,339        14,883
    Gain on sale of property                                        (11,588)       (9,847)
    Unrealized gain on real estate investment securities             (3,147)           --
    Other                                                            (6,094)       (3,828)
                                                                  ---------     ---------

      Net cash provided by operating activities                      65,363        63,125
                                                                  ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property                                           (29,405)     (111,734)
  Investment in mortgage loans                                     (265,530)     (566,079)
  Investment in notes receivable                                     (4,120)       (1,775)
  Proceeds from securitization transactions                         104,890       401,518
  Proceeds from loan sales                                          133,867            --
  Proceeds from sale of property                                     24,499        15,602
  Receipt of mortgage loan and note payoffs                          29,641         6,114
  Collection of mortgage loan and note principal                      4,897         4,659
  Collection of investment security principal                        12,754         2,399
                                                                  ---------     ---------

      Net cash provided (used) in investing activities               11,493      (249,296)
                                                                  ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                    (56,101)      (50,869)
  Proceeds from issuance of common stock                                881       146,105
  Proceeds from bank borrowings                                     113,000       658,000
  Proceeds from issuance of notes                                   115,000            --
  Payment of mortgage payable to affiliate                           (8,500)           --
  Payment of bank borrowings                                       (236,000)     (553,000)
                                                                  ---------     ---------

      Net cash (used) provided by financing activities              (71,720)      200,236
                                                                  ---------     ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             5,136        14,065

CASH AND CASH EQUIVALENTS, beginning of period                        4,757         3,881
                                                                  ---------     ---------

CASH AND CASH EQUIVALENTS, end of period                          $   9,893     $  17,946
                                                                  =========     =========
Noncash Investing Activities:
  Securities and other assets resulting from
    loan sales/securitizations                                    $  21,981     $  27,925
  Conversion of mortgage loans to property and
    equipment subject to operating lease                          $   9,843     $   2,900
Noncash Financing Activities:
  Common stock issued for employee stock plans and other          $   5,425     $   3,948

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

(1) NEW ACCOUNTING PRONOUNCEMENTS:

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, clarifying generally accepted accounting principles related to accounting for contingent rental revenues. This new accounting guidance requires companies to recognize contingent rentals as revenue when the change in the factor on which the contingent lease payment is based actually occurs. Recently, the SEC issued SAB 101B, deferring the implementation of SAB 101 until the fourth quarter of 2000; accordingly, FFCA has delayed its adoption of SAB 101 until that time. Currently, FFCA recognizes estimated contingent revenues ratably throughout the year when it is probable that a property will exceed the sales threshold where percentage rental revenues are due, with verification of the actual amount of percentage revenues due received from the operator at various times during the year, based on the operator's reporting requirements. Since many of the operators of FFCA's chain store properties report sales on a calendar year basis, it is anticipated that, had FFCA adopted SAB 101, the effect on the June 30, 2000 financial statements would have been a shifting of the recognition of contingent revenues that otherwise would have been recognized in the first half of the year to the latter part of the year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     General

     Franchise Finance Corporation of America ("FFCA") is a self-administered real estate investment trust ("REIT") which provides real estate financing to multi-unit operators of chain restaurants, convenience stores and automotive services and parts outlets. FFCA offers financing through various products including mortgage loans, equipment loans, construction financing and long-term real estate leases. At June 30, 2000, FFCA's servicing portfolio represented approximately 5,600 properties (including chain store mortgage loans serviced for others). FFCA had interests in 5,308 properties representing nearly $1.9 billion in gross investments in chain store properties located throughout the United States and in Canada (although investments in Canada are not significant). In addition to this geographic diversification, more than 490 different operators in approximately 160 retail chains comprise the portfolio. FFCA's investment portfolio included 2,446 chain store properties represented by investments in real estate mortgage loans and properties subject to leases and 2,862 properties represented by securitized mortgage loans in which FFCA holds a residual interest.

     FFCA entered into a three-year loan sale agreement beginning in January 2000 with Washington Mutual Bank, FA, where Washington Mutual agreed to purchase loans that FFCA originates and services. This alliance with the nation's ninth largest financial services company to be its exclusive provider of chain store loans represents a significant source of new capital. FFCA expects that this will reduce its reliance on debt and shareholder equity as sources of capital to fund its continued growth. Under the loan sale agreement, Washington Mutual will purchase mortgage loans from FFCA at the time the loans are originated; however, to the extent that Washington Mutual wishes to limit its concentration of individual borrowers to a certain dollar amount, there can be no assurance that Washington Mutual will purchase every loan that FFCA originates. Therefore, while FFCA may no longer have to rely on accumulating large amounts of mortgage loans (using its bank lines of credit to carry the loans) for sale through securitization transactions, it may continue to securitize loans in some cases. In connection with the loan sale agreement, a warrant was issued to Washington Mutual to purchase 2 million shares of FFCA common stock at a price of $25.47 per share. The warrant expires in December 2009, or earlier, in accordance with the terms of the warrant agreement.

     On January 4, 2000, FFCA established a nonqualified REIT subsidiary, FFCA Funding Corporation ("Funding Corp."), to enhance FFCA's access to the capital markets. Funding Corp., a taxable corporation, will originate mortgage loans for sale to Washington Mutual. FFCA will then service the mortgage loans. FFCA transferred, among other things, its future mortgage loan origination business (including a transfer of certain employees and an assignment of the Washington Mutual loan sale agreement) to Funding Corp. in exchange for 10 shares of newly-issued, nonvoting preferred stock. The preferred stock, which represents all of the issued and outstanding stock of its class, entitles FFCA to 99% of any dividends declared by Funding Corp. Certain executive officers of FFCA own all of the outstanding voting common stock of Funding Corp. In connection with the start up of this new company, FFCA advanced $5 million to Funding Corp. under a one-year note agreement, with interest due monthly and principal due at maturity.

     Liquidity and Capital Resources

     During the second quarter of 2000, FFCA and its subsidiary, Funding Corp., originated $169 million in new real estate financings ($41 million in chain restaurant properties, $113 million in convenience stores and $15 million in automotive services and parts stores). Over 90% of the new financings during the second quarter of the year 2000 were mortgage loans and notes ($157 million) and the balance were properties subject to operating leases ($12 million). During the quarter, $150 million in loans were sold to Washington Mutual under the loan sale agreement that became effective in January 2000, resulting in gains totaling $5 million (net of the estimated liability for obligations under a limited loan loss provision). It is anticipated that a large percentage of the loans originated during the remainder of the year will be sold under this loan sale agreement instead of being held in FFCA's portfolio pending sale through a securitization transaction. This strategy will have the effect of reducing the rate of growth in FFCA's mortgage interest income (since the loans are sold on the same day as they are originated, they generate no interest income for FFCA) and increasing net income through the recognition of cash gains on the sale of the loans. Due to the unpredictable timing of the sale of loans, the recognition of gains is expected to increase the volatility of FFCA's earnings on a quarter-to-quarter basis.

     Under the Washington Mutual loan sale agreement, Funding Corp. originates loans and simultaneously sells them to Washington Mutual; therefore, Washington Mutual effectively funds the loans at origination. Accordingly, Funding Corp. does not require significant liquidity or access to capital to originate loans. FFCA's other investment activities are funded initially by draws on its revolving credit facilities and cash generated from operations. At June 30, 2000, FFCA had $235 million available on its $350 million bank revolving loan facility and $348 million available on its $600 million loan sale facility described below. The current bank revolving loan facility expires in December 2000 and FFCA expects to have completed negotiations on the renewal of its revolving loan facility by the end of the third quarter of 2000.

     FFCA has a $600 million loan sale facility with a third party. This loan sale facility permits FFCA to sell loans on a regular basis to a trust for an agreed upon advance rate until the trust accumulates a sufficiently large pool of loans for sale through a larger securitization transaction. Generally, FFCA intends to use this loan facility in circumstances where Washington Mutual declines the loan or where the amount of a loan origination transaction exceeds the amount that Washington Mutual will purchase due to the limit on its concentration of loans to an individual borrower group. FFCA acts as servicer for the loans following the sale to the trust. During the quarter ended June 30, 2000, FFCA sold 119 loans with an aggregate principal balance of $74 million through the loan sale facility. Cash proceeds from the sale amounted to approximately 85% of the mortgage loan balance with the remaining sale proceeds represented by trust certificates. These retained subordinated investment securities, totaling approximately $14 million, were accounted for as the sale of mortgage loans and the purchase of trust certificates. The net cash proceeds approximated $63 million and were used to reduce amounts outstanding under FFCA's bank revolving loan facility. The subordinated investment securities held by FFCA are the last of the securities to be repaid from the loan pool, so that if any of the underlying mortgage loans default, these securities take the first loss. Any future credit losses in the securitized loan pool would be concentrated in these subordinated investment securities retained by FFCA; however, FFCA originates and services mortgage loans and has the infrastructure and resources to deal with potential defaults on the securitized portfolio (as it does with the mortgage loans it holds for investment). As of June 30, 2000, delinquent mortgage loans represent approximately 1% of the total securitized loan pool balance.

     While FFCA intends to originate mortgage loans through its subsidiary, Funding Corp., for sale to Washington Mutual, it may continue to securitize loans in some cases. Several factors affect FFCA's ability to complete securitizations of its loans, including conditions in the securities markets generally, conditions in the asset-backed securities market specifically, the credit quality of FFCA's loans, compliance of FFCA's loans with the eligibility requirements established by the securitization documents and the absence of any material downgrading or withdrawal of ratings given to certificates issued in FFCA's previous securitizations. Adverse changes in any of these factors could impair FFCA's ability to originate and sell loans on a favorable or timely basis. FFCA's inability to sell or securitize loans may adversely affect FFCA's financial performance and growth prospects. The credit markets have in recent years experienced volatility. Continued volatility may impair FFCA's ability to successfully securitize its loans in the future. In addition, unpredictability in the debt and equity markets may impact FFCA's cost of borrowings and ability to efficiently raise equity capital. Accordingly, the cost of raising debt or equity capital may be higher in the future, which could adversely impact FFCA's results of operations.

     During the quarter, FFCA accessed the debt markets by issuing medium term notes. On June 26, 2000, FFCA issued $15 million in unsecured notes due in 2010, bearing interest at 8.905%. The note proceeds were used to pay down FFCA's bank revolving line of credit. In April 2000, Moody's Investors Service upgraded the senior unsecured debt rating of FFCA to Baa2 from Baa3. According to Moody's, the rating upgrade was based on FFCA's strong underwriting and leadership in finance for restaurant properties, the further diversification of FFCA's funding sources through the loan sale facility with Washington Mutual and FFCA's controlled expansion beyond the chain restaurant property industry into convenience/gas stores and automotive parts and services outlets.

     Cash generated from operations provides distributions to the shareholders in the form of quarterly dividends. Operations during the six months ended June 30, 2000 provided net cash of $65 million as compared to $63 million for the six months ended June 30, 1999. FFCA also plans to use cash generated from operations during 2000 to reduce amounts outstanding on its bank revolving loan facility. FFCA intends to pay down its bank debt in order to provide flexibility for the payment of the senior notes, totaling $150 million, that mature in November. Depending on the debt markets, FFCA may issue new unsecured debt or may in the interim use its bank revolving loan facility to pay the senior notes until new debt or equity securities of FFCA are issued.

     FFCA has a dividend reinvestment plan that allows shareholders to acquire additional shares of FFCA stock by automatically reinvesting their quarterly dividends. As of June 30, 2000, shareholders owning approximately 6% of the outstanding shares of FFCA common stock participate in the dividend reinvestment plan and dividends reinvested during the quarter ended June 30, 2000 totaled approximately $1.8 million. FFCA declared a second quarter 2000 dividend of $0.53 per share, or $2.12 per share on an annualized basis, payable on August 18, 2000 to shareholders of record on August 10, 2000. Management anticipates that cash generated from operations will be sufficient to meet operating requirements and provide the level of shareholder dividends required to maintain FFCA's status as a REIT.

     On May 1, 2000, FFCA paid the principal due on a mortgage on its corporate headquarters building, payable to its affiliate in the amount of $8.5 million, together with accrued interest, and additional interest in the amount of $1.13 million as provided in the related loan agreement. In addition, FFCA entered into a contract with this affiliate to purchase a parcel of land (3.6 acres) for approximately $1.9 million. The land parcel is located adjacent to FFCA's current corporate headquarters site and may be used for the future expansion of FFCA's corporate headquarters.

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

     For those fixed-rate mortgage loans originated by FFCA for sale through a securitization transaction, FFCA generally hedges against fluctuations in interest rates through the use of derivative financial instruments (primarily interest rate swap contracts) from the time the fixed-rate mortgage loans are originated until the time they are sold. FFCA intends to terminate these contracts upon securitization of the related fixed-rate mortgage loans and, at that time, both the gain or loss on the sale of the loans and the gain or loss on the termination of the interest rate swap contracts will be measured and recognized in the statement of operations. At June 30, 2000, FFCA had outstanding interest rate swap contracts aggregating $38 million in notional amount. Based on the level of interest rates prevailing, FFCA would have paid approximately $314,000 if it had terminated the swap contracts at June 30, 2000.

     FFCA estimates that a hypothetical one percentage point increase or decrease in long-term interest rates at June 30, 2000 would impact the financial instruments described above and result in a change to net income of approximately $170,000. This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of prepayment risk or credit spread risk). Therefore, although it gives an indication of FFCA's exposure to interest rate changes at June 30, 2000, it is not intended to predict future results and FFCA's actual results will likely vary.

     Results of Operations

     FFCA's operations for the second quarter of 2000 resulted in net income of $33.9 million ($.60 per share) as compared to net income of $36.5 million ($.65 per share) in 1999. Net income for the six months ended June 30, 2000, rose to $68.9 million ($1.22 per share) from $61.9 million ($1.13 per share) for the comparable period in 1999. Net income for the quarter was impacted by lower growth in rental revenue due to nonperformance of a master lease (discussed below) and increases in general and administrative expenses.

     Total revenues rose to $57 million during the quarter from $53 million in the comparable quarter of 1999 primarily due to the growth of FFCA's investment in securitized loan pools. Revenues for the six months ended June 30, 2000, showed a similar increase from the comparable period of the prior year and also increased due to the growth in FFCA's portfolio of properties subject to leases. In prior quarters, FFCA's primary source of revenue growth had been rental revenues generated by new investments in chain store properties; however, during 1999, FFCA made a strategic decision to focus on originating mortgage loan products rather than sale-leasebacks because of better shareholder returns. After consideration of various options, in December 1999, FFCA entered into a three-year loan sale agreement with Washington Mutual Bank, FA, whereby Washington Mutual agreed to purchase loans that FFCA originates and services. Under the loan sale agreement, Washington Mutual will purchase mortgage loans from FFCA at the time the loans are originated; however, there can be no assurance that Washington Mutual will purchase every loan that FFCA originates, therefore, FFCA may continue to securitize loans in some cases. Accordingly, growth in earnings of FFCA in the near future is anticipated to be primarily from gains on the sale of mortgage loans originated by FFCA and, to a lesser extent, from increases in real estate investment securities income.

     During the quarter ended June 30, 2000, rental revenue was negatively impacted by the nonperformance of certain properties owned by FFCA that were leased to Quincy's Restaurants, Inc. ("Quincy's"), a family restaurant chain. The chain leased 96 properties from FFCA under a master lease, and for the first quarter of 2000 contributed approximately 4% to FFCA's total revenues. Quincy's, with monthly lease and loan payments aggregating nearly $800,000, failed to make its April and May payments. FFCA terminated the master lease on May 31, 2000 and took a deed in lieu of foreclosure on 16 additional properties securing certain related loans. On June 8, 2000, FFCA signed an agreement with a new restaurant operator to lease and operate 97 of the properties and during the term of this new agreement, FFCA intends to negotiate a long-term lease arrangement with respect to these properties. Fifteen of the properties that were the subject of the deed in lieu of foreclosure remain vacant and will be remarketed for lease or sale.

     Certain of the leases and mortgages in FFCA's portfolio also provide for contingent revenues based on a percentage of the gross sales of the related chain store properties. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, clarifying generally accepted accounting principles related to accounting for contingent rental revenues. This new accounting guidance requires companies to recognize contingent rentals as revenue when the change in the factor on which the contingent lease payment is based actually occurs. Recently, the SEC issued SAB 101B, deferring the implementation of SAB 101 until the fourth quarter of 2000 and, accordingly, FFCA has delayed its adoption of SAB 101 until that time. Currently, FFCA recognizes estimated contingent revenues ratably throughout the year when it is probable that a property will exceed the sales threshold where percentage rental revenues are due, with verification of the actual amount of percentage revenues due received from the operator at various times during the year, based on the operator's reporting requirements. Since many of the operators of FFCA's chain store properties report sales on a calendar year basis, it is anticipated that, had FFCA adopted SAB 101, the effect on the June 30, 2000 financial statements would have been a shifting of the recognition of contingent revenues that otherwise would have been recognized in the first half of the year to the latter part of the year.

     Mortgage interest income generated by FFCA's loan portfolio totaled $5.1 million for the quarter ended June 30, 2000 as compared to $8 million for the second quarter of 1999. The majority of the mortgage interest income is generated by mortgage loans that are held for sale. Increases and decreases in mortgage interest income between quarters have been, and will continue to be, impacted by the amount of loans held for sale and the timing of the sale of these loans. It is anticipated that a large percentage of the loans originated during the remainder of the year will be sold under the loan sale agreement with Washington Mutual instead of being held in FFCA's portfolio pending sale through a securitization transaction; therefore, it is expected that mortgage interest income will continue to be a smaller percentage of FFCA's revenue in the current year than in the prior year. For those loans that are sold through securitization transactions, FFCA no longer receives mortgage interest income from the mortgages it has sold; however, it retains certain interests through the purchase of subordinated investment securities. These securities generate revenues that are included in "Real Estate Investment Securities Income" in the accompanying financial statements. The increase in real estate investment securities income between 1999 and 2000 is due primarily to the addition of subordinated investment securities related to the securitization transactions that closed in 1999 and 2000.

     Expenses increased to $31.4 million during the quarter from $26 million in the comparable quarter of 1999. This increase was primarily due to increased operating, general and administrative expenses and higher interest expense.
Operating, general and administrative expenses in the second quarter of 2000 were $3 million higher than the same quarter in 1999 due to several factors. Salary expense increased from the prior year due primarily to the addition of loan origination and servicing personnel required to administer FFCA's growing loan origination and servicing activities. In addition, FFCA incurred consulting costs of approximately $600,000 during the quarter to evaluate the feasibility and extent of opportunities in providing internet-based products and services to chain stores. FFCA does not anticipate material ongoing expenses related to this project. Interest expense for the quarter also increased slightly due to an increase in interest rates. Expenses for the six months ended June 30, 2000, showed similar increases from the comparable period of 1999.

     During the quarter, FFCA sold 26 properties (as compared to 20 properties sold in the second quarter of 1999) and recorded net gains totaling $1.1 million on these sales, as compared to net gains of $1.4 million recorded in the second quarter of 1999. Loan prepayments received during the quarter on securitized mortgage loans represented another three properties removed from FFCA's servicing portfolio. During the quarter, mortgage loans originated by Funding Corp., together with loans that FFCA sold into its loan sale facility during 1999 and 2000, were sold to Washington Mutual resulting in gains totaling approximately $5 million. Cash proceeds from the sales of property and from mortgage loan and note payoffs during the quarter were used to pay down FFCA's bank credit facility.

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

                          PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of the stockholders of FFCA (the "Meeting") was held on May 10, 2000. The following table sets forth each of the proposals that the stockholders were asked to vote upon and the results of the Meeting:

                 Proposal                                  Results
                 --------                                  -------

1.   A proposal to elect ten directors
     to the Board of Directors

     Morton H. Fleischer                       For                   48,149,724
                                               Withheld                 386,685

     Willie R. Barnes, Esq.                    For                   48,041,529
                                               Withheld                 494,879

     Kelvin L. Davis                           For                   48,139,254
                                               Withheld                 397,154

     Kathleen H. Lucier                        For                   48,135,779
                                               Withheld                 400,629

     Dennis E. Mitchem                         For                   48,040,450
                                               Withheld                 495,959

     Louis P. Neeb                             For                   48,160,133
                                               Withheld                 376,276

     Kenneth B. Roath                          For                   48,153,617
                                               Withheld                 382,792

     Casey J. Sylla                            For                   48,162,577
                                               Withheld                 373,832

     Christopher H. Volk                       For                   48,161,964
                                               Withheld                 374,445

     Shelby Yastrow                            For                   48,148,147
                                               Withheld                 388,262

2.  A proposal to amend FFCA's 1995 Stock      For                   30,345,993
    Option and Incentive Plan to extend        Against                6,179,817
    the term of the plan to June 1, 2004.      Abstain                  922,060

3.  A proposal to change the state of          For                   31,028,323
    incorporation of FFCA from Delaware        Against                5,696,428
    to Maryland.                               Abstain                  800,224

4.  A proposal to ratify the selection of      For                   47,939,238
    Arthur Andersen LLP as FFCA's              Against                  133,921
    independent auditors for the               Abstain                  447,652
    fiscal year ended December 31, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following is a complete list of exhibits filed as part of this Form 10-Q. For electronic filing purposes only, this report contains
          Exhibit 27, the Financial Data Schedule. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

1.01* Letter Agreement, dated June 20, 2000, between Morgan Stanley & Co. Incorporated and Franchise Finance Corporation of America.

10.01* Amendment No. 2, dated May 10, 2000, to Franchise Finance Corporation of America's 1995 Stock Option and Incentive Plan.

----------
*    Filed herewith

(b) FFCA did not file any reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FRANCHISE FINANCE CORPORATION OF AMERICA


Date: August 8, 2000                   By /s/ John Barravecchia
                                          -------------------------------------
                                          John Barravecchia, Executive Vice
                                          President, Chief Financial Officer and
                                          Treasurer



Date: August 8, 2000                   By /s/ Catherine F. Long
                                          -------------------------------------
                                          Catherine F. Long, Senior Vice
                                          President Finance and Principal
                                          Accounting Officer

                                  EXHIBIT INDEX

The following is a complete list of exhibits filed as part of this Form 10-Q. For electronic filing purposes only, this report contains exhibit 27, the Financial Data Schedule. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.


1.01* Letter Agreement, dated June 20, 2000, between Morgan Stanley & Co. Incorporated and Franchise Finance Corporation of America.

10.01* Amendment No. 2, dated May 10, 2000, to Franchise Finance Corporation of America's 1995 Stock Option and Incentive Plan.

----------
*    Filed herewith