Form 10-Q
period 2000-09-30
FRANCHISE FINANCE CORP OF AMERICA
filed 2000-11-14
CIK 908527

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2000

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

                                Yes [X]   No [ ]

Number of shares outstanding of each of the issuer's classes of common stock as of November 3, 2000:

     Common Stock, $0.01 par value                        56,559,604
     -----------------------------                     ----------------
                Class                                  Number of Shares

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                    FRANCHISE FINANCE CORPORATION OF AMERICA

     CONSOLIDATED BALANCE SHEETS - SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                    (Amounts in thousands except share data)

                                                                       September 30,       December 31,
                                                                           2000               1999
                                                                       -----------        -----------
                                                                       (Unaudited)
                                     ASSETS
Investments:
  Investments in Real Estate, at cost:
    Land                                                               $   585,073        $   583,033
    Buildings and Improvements                                             854,061            871,660
    Equipment                                                               22,444             20,065
                                                                       -----------        -----------
                                                                         1,461,578          1,474,758
    Less-Accumulated Depreciation                                          222,237            205,400
                                                                       -----------        -----------
        Net Real Estate Investments                                      1,239,341          1,269,358

  Mortgage Loans Held for Sale                                             170,363            139,703
  Mortgage Loans Receivable, net of allowances of $3,125 in 2000
   and $3,570 in 1999                                                       54,075             57,996
  Real Estate Investment Securities                                        212,284            185,252
  Other Investments                                                         16,117             14,129
                                                                       -----------        -----------
        Total Investments                                                1,692,180          1,666,438

Cash and Cash Equivalents                                                   19,325              4,757
Accrued Interest and Accounts Receivable, net of allowances
 of $2,570 in 2000 and $1,125 in 1999                                       16,164             10,669
Mortgage Servicing Rights and Other Assets                                  36,471             28,932
                                                                       -----------        -----------
        Total Assets                                                   $ 1,764,140        $ 1,710,796
                                                                       ===========        ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Dividends Payable                                                    $    29,976        $    29,739
  Notes Payable                                                            766,935            501,859
  Borrowings Under Line of Credit                                               --            238,000
  Mortgage Payable to Affiliate                                                 --              8,500
  Accrued Expenses and Other                                                39,185             29,066
                                                                       -----------        -----------

        Total Liabilities                                                  836,096            807,164
                                                                       -----------        -----------
Shareholders' Equity:
  Preferred Stock, par value $.01 per share, 10 million shares
   authorized, none issued or outstanding                                       --                 --
  Common Stock, par value $.01 per share, authorized 200 million shares, issued and outstanding 56,558,193 shares in 2000 and
   56,110,776 shares in 1999                                                   566                561
  Capital in Excess of Par Value                                           936,651            927,147
  Accumulated Other Comprehensive Income (Loss)                             (1,300)               237
  Cumulative Net Income                                                    552,805            446,550
  Cumulative Dividends                                                    (560,678)          (470,863)
                                                                       -----------        -----------

        Total Shareholders' Equity                                         928,044            903,632
                                                                       -----------        -----------
        Total Liabilities and Shareholders' Equity                     $ 1,764,140        $ 1,710,796
                                                                       ===========        ===========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                  (Amounts in thousands except per share data)
                                   (Unaudited)


                                       Three Months Ended     Nine Months Ended
                                       -------------------   -------------------
                                       9/30/00    9/30/99    9/30/00    9/30/99
                                       --------   --------   --------   --------
REVENUES:
  Rental                               $ 39,368   $ 38,093   $120,128   $111,102
  Mortgage Loan Interest                  6,338      9,132     17,557     22,074
  Real Estate Investment
    Securities Income                    10,244     10,301     29,510     22,993
  Investment Income and Other             2,671      1,946      7,124      5,034
                                       --------   --------   --------   --------

                                         58,621     59,472    174,319    161,203
                                       --------   --------   --------   --------
EXPENSES:
  Depreciation and Amortization           8,927      7,718     26,266     22,601
  Operating, General
    and Administrative                    5,313      6,273     16,987     12,875
  Property Costs                          1,524      1,089      2,559      2,036
  Interest                               15,750     15,295     46,293     42,016
  Related Party Interest                     --        253        327        761
                                       --------   --------   --------   --------

                                         31,514     30,628     92,432     80,289
                                       --------   --------   --------   --------
Income Before Realized
  and Unrealized Gains                   27,107     28,844     81,887     80,914

Unrealized Gain/(Loss) on Real
  Estate Investment Securities           (1,850)     9,200      1,297      9,200
Gain on Sale of Assets                   15,202      8,284     26,790     18,131
                                       --------   --------   --------   --------

Income Before Income Tax Expense         40,459     46,328    109,974    108,245
Income Tax Expense                        3,057         --      3,719         --
                                       --------   --------   --------   --------
Net Income                             $ 37,402   $ 46,328   $106,255   $108,245
                                       ========   ========   ========   ========
Per Share Data:
  Basic Net Income Per Share           $    .66   $    .83   $   1.88   $   1.96
                                       ========   ========   ========   ========
  Diluted Net Income Per Share         $    .66   $    .83   $   1.88   $   1.96
                                       ========   ========   ========   ========
Number of Common Shares Used in
  Basic Net Income Per Share             56,491     55,990     56,375     55,102

Incremental Shares from Assumed
  Conversion of Options                     213        145        208        166
                                       --------   --------   --------   --------
Number of Common Shares Used in
  Diluted Net Income Per Share           56,704     56,135     56,583     55,268
                                       ========   ========   ========   ========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                  (Amounts in thousands except per share data)
                                   (Unaudited)


                                                                Accumulated
                             Common Stock Issued   Capital in      Other                                 Total           Total
                             -------------------   Excess of   Comprehensive  Cumulative  Cumulative  Stockholders'  Comprehensive
                               Shares    Amount    Par Value      Income      Net Income   Dividends     Equity         Income
                               ------    ------    ---------      ------      ----------   ---------     ------         ------
BALANCE, December 31, 1999     56,111    $ 561      $927,147     $   237      $446,550    $(470,863)    $903,632

 Net income                        --       --            --          --       106,255           --      106,255      $106,255
 Unrealized loss on
  securities                       --       --            --      (1,537)           --           --       (1,537)       (1,537)
                                                                                                                      --------
   Comprehensive income                                                                                               $104,718
                                                                                                                      ========

 Capital contributions -
  Dividend reinvestment plan      282        3         6,374          --            --           --        6,377
  Incentive and benefit plans     118        1           676          --            --           --          677
  Exercise of stock options        47        1           954          --            --           --          955
 Warrants issued                   --       --         1,500          --            --           --        1,500
 Dividends declared -
  $1.59 per share                  --       --            --          --            --      (89,815)     (89,815)
                               ------    -----      --------     -------      --------    ---------     --------

BALANCE, September 30, 2000    56,558    $ 566      $936,651     $(1,300)     $552,805    $(560,678)    $928,044
                               ======    =====      ========     =======      ========    =========     ========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                             (Amounts in thousands)
                                   (Unaudited)

                                                           2000         1999
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $ 106,255    $ 108,245
  Adjustments to net income:
    Depreciation and amortization                           26,266       22,601
    Gain on sale of property                               (26,790)     (18,131)
    Unrealized gain on real estate
      investment securities                                 (1,297)      (9,200)
    Other                                                   12,485        6,872
                                                         ---------    ---------

      Net cash provided by operating activities            116,919      110,387
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property                                  (37,108)    (222,328)
  Investment in mortgage loans                            (641,077)    (976,582)
  Investment in notes receivable                            (4,690)      (5,525)
  Proceeds from securitization transactions                213,416      835,980
  Proceeds from loan sales                                 321,498           --
  Proceeds from sale of property                            57,722       39,124
  Receipt of mortgage loan and note payoffs                 31,021        7,788
  Collection of mortgage loan and note principal             6,993        7,246
  Collection of investment security principal               13,516        4,218
                                                         ---------    ---------

      Net cash used in investing activities                (38,709)    (310,079)
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                           (83,202)     (76,620)
  Proceeds from issuance of common stock                     1,060      146,084
  Proceeds from bank borrowings                            220,000      832,000
  Proceeds from issuance of notes                          265,000           --
  Payment of mortgage payable to affiliate                  (8,500)          --
  Payment of bank borrowings                              (458,000)    (681,000)
                                                         ---------    ---------

      Net cash (used) provided by financing activities     (63,642)     220,464
                                                         ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                   14,568       20,772

CASH AND CASH EQUIVALENTS, beginning of period               4,757        3,881
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS, end of period                 $  19,325    $  24,653
                                                         =========    =========
Noncash Investing Activities:
  Securities and other assets resulting from
    loan sales/securitizations                           $  52,236    $ 135,410
  Conversion of mortgage loans to property and
    equipment subject to operating lease                 $   9,843    $   3,034
Noncash Financing Activities:
  Common stock issued for employee stock
    plans and other                                      $   8,449    $   5,671

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


(1) NEW ACCOUNTING PRONOUNCEMENTS:

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, clarifying generally accepted accounting principles related to accounting for contingent rental revenues. This new accounting guidance requires companies to recognize contingent rentals as revenue when the change in the factor on which the contingent lease payment is based actually occurs. Subsequently, the SEC issued SAB 101B, deferring the implementation of SAB 101 until the fourth quarter of 2000; accordingly, FFCA has delayed its adoption of SAB 101 until that time. Currently, FFCA recognizes estimated contingent revenues ratably throughout the year when it is probable that a property will exceed the sales threshold where percentage rental revenues are due, with verification of the actual amount of percentage revenues due received from the operator at various times during the year, based on the operator's reporting requirements. Since many of the operators of FFCA's chain store properties report sales on a calendar year basis, it is anticipated that the effect on FFCA's financial statements will be a shifting of the recognition of contingent revenues between quarters.

(2) INCOME TAXES:

On January 4, 2000, FFCA established a nonqualified REIT subsidiary, FFCA Funding Corporation, a taxable corporation. As of September 30, 2000, FFCA Funding Corporation reported a deferred tax asset of approximately $80,000 and income tax expense of approximately $3.7 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     General

     Franchise Finance Corporation of America ("FFCA") is a self-administered real estate investment trust ("REIT") which provides real estate financing to multi-unit operators of chain restaurants, convenience stores and automotive services and parts outlets. FFCA offers financing through various products including mortgage loans, equipment loans, construction financing and long-term real estate leases. At September 30, 2000, FFCA's investment/servicing portfolio represented over 5,900 properties (including chain store mortgage loans serviced for others). FFCA had interests in 5,433 properties representing nearly $1.9 billion in gross investments in chain store properties located throughout the United States and in Canada (although the amount of FFCA's investment in Canada is not significant). In addition to this geographic diversification, more than 480 different operators in approximately 160 retail chains comprise the portfolio. FFCA's investment portfolio included 2,454 chain store properties represented by investments in real estate mortgage loans and properties subject to leases and 2,979 properties represented by securitized mortgage loans in which FFCA holds a residual interest.

     FFCA entered into a three-year loan sale agreement beginning in January 2000 with Washington Mutual Bank, FA, where Washington Mutual agreed to purchase loans that FFCA originates and services. This alliance with one of the nation's largest financial services company to be its exclusive provider of chain store loans represents a significant source of new capital. FFCA expects that this agreement will reduce its reliance on debt and shareholder equity as sources of capital to fund its continued growth. Under the loan sale agreement, Washington Mutual will purchase mortgage loans from FFCA at the time the loans are originated; however, to the extent that Washington Mutual wishes to limit its concentration of individual borrowers to a certain dollar amount, there can be no assurance that Washington Mutual will purchase every loan that FFCA originates. Therefore, while FFCA may no longer have to rely on accumulating large amounts of mortgage loans (using its bank lines of credit to carry the loans) for sale through securitization transactions, it will likely continue to securitize loans. In connection with the loan sale agreement, a warrant was issued to Washington Mutual to purchase 2 million shares of FFCA common stock at a price of $25.47 per share. The warrant expires in December 2009, or earlier, in accordance with the terms of the warrant agreement.

     On January 4, 2000, FFCA established a nonqualified REIT subsidiary, FFCA Funding Corporation ("Funding Corp."), to enhance FFCA's access to the capital markets. Funding Corp., a taxable corporation, originates mortgage loans for sale to Washington Mutual. FFCA then services the mortgage loans. FFCA transferred, among other things, its future mortgage loan origination business (including a transfer of certain employees and an assignment of the Washington Mutual loan sale agreement) to Funding Corp. in exchange for 10 shares of newly-issued, nonvoting preferred stock. The preferred stock, which represents all of the issued and outstanding stock of its class, entitles FFCA to 99% of any dividends declared by Funding Corp. Certain executive officers of FFCA own all of the outstanding voting common stock of Funding Corp. In connection with the start up of this new company, FFCA advanced $5 million to Funding Corp. under a one-year note agreement, with interest due monthly and principal due at maturity. Although FFCA continues to manage its existing portfolio of real estate leases and mortgage loans, and may continue to provide some financing under long-term real estate leases, future financings will likely be focused on the origination of loans for sale through loan securitization transactions or on Funding Corp.'s origination and sale of mortgage loans under the Washington Mutual agreement.

     Liquidity and Capital Resources

     During the third quarter of 2000, FFCA and its subsidiary, Funding Corp., originated $378 million in new real estate financings ($304 million in chain restaurant properties, $67 million in convenience stores and $7 million in automotive services and parts stores). Also, FFCA refinanced approximately $21 million of existing leases in its portfolio into mortgage loans. Over 98% of the new financings during the third quarter of the year 2000 represented mortgage loans and notes ($372 million) and the balance represented properties subject to operating leases ($6 million). During the quarter, $158 million in loans were sold to Washington Mutual under the loan sale agreement resulting in gains totaling $5.7 million (net of the estimated liability for obligations under a limited loan loss provision). The strategy of originating loans for sale through Funding Corp., instead of originating loans for FFCA's own investment portfolio, will have the effect of reducing the rate of growth in FFCA's mortgage interest income (since the loans are sold on the same day as they are originated, they generate no interest income for FFCA) and increasing net income through the recognition of cash gains on the sale of the loans. Due to the unpredictable timing of the sale of loans, the recognition of gains is expected to increase the volatility of FFCA's earnings on a quarter-to-quarter basis.

     Under the Washington Mutual loan sale agreement, Funding Corp. originates loans and simultaneously sells them to Washington Mutual; therefore, Washington Mutual effectively funds the loans at origination. Accordingly, Funding Corp.

does not require significant liquidity or access to capital to originate loans. FFCA's other investment activities are funded initially by draws on its revolving credit facilities and cash generated from operations. At September 30, 2000, FFCA had $350 million available on its bank revolving loan facility and had $274 million available on its $600 million loan sale facility described below. During the quarter, FFCA renewed its $350 million unsecured bank credit facility with $235 million extended to September 2003 and $115 million extended to September 2001 (with options to extend).

     FFCA has a $600 million loan sale facility with a third party. This loan sale facility permits FFCA to sell loans on a regular basis to a trust, until the trust accumulates a sufficiently large pool of loans for sale through a larger securitization transaction. While FFCA intends to originate mortgage loans through its subsidiary, Funding Corp., for sale to Washington Mutual, it will likely continue to securitize loans. FFCA acts as servicer for the loans following the sale to the trust. During the quarter ended September 30, 2000, FFCA sold 134 loans with an aggregate principal balance of $127.6 million through the loan sale facility. Cash proceeds from the sale amounted to approximately 80-85% of the mortgage loan balance with the remaining sale proceeds represented by trust certificates. These retained subordinated investment securities, totaling approximately $28 million, were accounted for as the sale of mortgage loans and the purchase of trust certificates. The net cash proceeds approximated $104 million and were used to reduce amounts outstanding under FFCA's bank line of credit. The subordinated investment securities held by FFCA are the last of the securities to be repaid from the loan pool, so that if any of the underlying mortgage loans default, these securities take the first loss. Any future credit losses in the securitized loan pool would be concentrated in these subordinated investment securities retained by FFCA; however, FFCA originates and services mortgage loans and has the infrastructure and resources to deal with potential defaults on the securitized portfolio (as it does with the mortgage loans it holds for investment). As of September 30, 2000, delinquent loans represent approximately 0.9% of the total securitized loan pool balance.

     Several factors affect FFCA's ability to complete securitizations of its loans, including conditions in the securities markets generally, conditions in the asset-backed securities market and franchised loan sector specifically, the credit quality of FFCA's loans, compliance of FFCA's loans with the eligibility requirements established by the securitization documents and the absence of any material downgrading or withdrawal of ratings given to certificates issued in FFCA's previous securitizations. Adverse changes in any of these factors could impair FFCA's ability to originate and sell loans on a favorable or timely basis. FFCA's inability to sell or securitize loans may adversely affect FFCA's financial performance and growth prospects. The credit markets have in recent years experienced volatility. Continued volatility may impair FFCA's ability to successfully securitize its loans in the future. Absent significant adverse changes in current market conditions, FFCA plans to complete its sixth securitization transaction in the fourth quarter of 2000, involving approximately $400 million in mortgage loans that were originated and sold through FFCA's loan sale facility.

     Although FFCA's current strategy of selling mortgage loans through the Washington Mutual agreement and through loan securitization transactions significantly lessens FFCA's dependence on the debt and equity markets, the unpredictability in these markets may impact FFCA's cost of borrowings and ability to efficiently raise equity capital. Accordingly, the cost of refinancing debt or raising equity capital may be higher in the future, which could adversely impact FFCA's results of operations.

     During the quarter, FFCA accessed the debt markets by issuing senior notes. On September 18, 2000, FFCA issued $150 million in unsecured notes due in 2010, bearing interest at 8.75%. The note proceeds were used to pay down FFCA's bank revolving line of credit. FFCA will use funds from its bank line of credit to pay down senior notes maturing November 30, 2000. In April 2000, Moody's Investors Service, Inc. upgraded the senior unsecured debt rating of FFCA to Baa2 from Baa3. According to Moody's, the rating upgrade was based on FFCA's strong underwriting and leadership in finance for restaurant properties, the further diversification of FFCA's funding sources through the loan sale facility with Washington Mutual and FFCA's controlled expansion beyond the chain restaurant property industry into convenience/gas stores and automotive parts and services outlets.

     Operations during the nine months ended September 30, 2000 provided net cash of $117 million as compared to $110 million for the nine months ended September 30, 1999. Cash generated from operations provides distributions to the shareholders in the form of quarterly dividends. FFCA also plans to use cash generated from operations during the fourth quarter to repurchase some of its common stock under a stock repurchase program. Under this program, FFCA may purchase up to 7.5% of its outstanding common stock from time to time in open market or privately-negotiated transactions.

     FFCA has a dividend reinvestment plan that allows shareholders to acquire additional shares of FFCA stock by automatically reinvesting their quarterly dividends. As of September 30, 2000, shareholders owning approximately 9% of the outstanding shares of FFCA common stock participate in the dividend reinvestment plan and dividends reinvested during the quarter ended September 30, 2000 totaled approximately $2.8 million. Beginning with the dividend payable in November of 2000, FFCA intends to purchase its dividend reinvestment plan shares in the open market rather than issuing new shares. Under FFCA's dividend reinvestment plan, common stock for the accounts of plan participants may be purchased from FFCA (newly issued shares with a 2% discount), the open market or in negotiated transactions with third parties. FFCA declared a third quarter 2000 dividend of $0.53 per share, or $2.12 per share on an annualized basis, payable on November 20, 2000 to shareholders of record on November 10, 2000. Management anticipates that cash generated from operations will be sufficient to meet operating requirements and provide the level of shareholder dividends required to maintain FFCA's status as a REIT.

     In September, FFCA purchased a parcel of land (3.6 acres) for approximately $1.9 million from an affiliate. The land parcel is located adjacent to FFCA's current corporate headquarters site and may be used for the future expansion of FFCA's corporate headquarters.

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

     For those fixed-rate mortgage loans originated by FFCA that are intended to be sold through a securitization transaction, FFCA generally hedges against
fluctuations  in  interest  rates  through  the  use  of  derivative   financial
instruments (primarily interest rate swap contracts) from the time the fixed-rate mortgage loans are originated until the time they are sold. FFCA intends to terminate these contracts upon securitization of the related fixed-rate mortgage loans and, at that time, both the gain or loss on the sale of the loans and the gain or loss on the termination of the interest rate swap contracts will be measured and recognized in the statement of operations. At
September 30, 2000, FFCA had outstanding interest rate swap contracts aggregating approximately $51 million in notional amount. Based on the level of interest rates prevailing, FFCA would have paid approximately $843,000 if it had terminated the swap contracts at September 30, 2000.

     FFCA estimates that a hypothetical one percentage point increase or decrease in long-term interest rates at September 30, 2000 would impact the financial instruments described above and result in a change to net income of approximately $1 million. This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of prepayment risk or credit spread risk). Therefore, although it gives an indication of FFCA's exposure to interest rate changes at September 30, 2000, it is not intended to predict future results and FFCA's actual results will likely vary.

     Results of Operations

     FFCA's operations for the third quarter of 2000 resulted in net income of $37.4 million ($.66 per share) as compared to net income of $46.3 million ($.83 per share) in 1999. The decrease in net income between periods related primarily to a decrease in unrealized gain on real estate investment securities, from an unrealized gain of $9.2 million in 1999 to an unrealized loss of $1.9 million in 2000. Net income for the nine months ended September 30, 2000, was $106.3 million ($1.88 per share) compared to $108.2 million ($1.96 per share) for the comparable period in 1999. Net income for the quarter and year to date was impacted by an increase in income tax expense on FFCA's taxable REIT subsidiary.

     In prior quarters, FFCA's primary source of revenue growth had been rental revenues generated by new investments in chain store properties; however, FFCA has made a strategic decision to focus on originating mortgage loan products rather than sale-leasebacks because of the potential for better shareholder returns. After consideration of various options, in December 1999 FFCA entered into a three-year loan sale agreement with Washington Mutual Bank, FA, whereby Washington Mutual agreed to purchase loans that FFCA originates and services. Under the loan sale agreement, Washington Mutual will purchase mortgage loans from FFCA at the time the loans are originated; however, there can be no assurance that Washington Mutual will purchase every loan that FFCA originates. Therefore, FFCA will likely continue to securitize loans. Accordingly, growth in earnings of FFCA in the near future is anticipated to be primarily from gains on the sale of mortgage loans originated by FFCA and, to a lesser extent, from increases in real estate investment securities income.

     During the quarter and nine months ended September 30, 2000, rental revenues were negatively impacted by a monetary default relating to 97 family dining restaurants. FFCA terminated the master lease on these properties on May 31, 2000 and took a deed in lieu of foreclosure on 16 additional properties securing certain related loans. The year to date and quarterly impact on net income amounted to $0.10 and $0.05 per share, respectively. FFCA is currently leasing the 97 restaurant properties to a new lessee under a short-term lease while in the process of negotiating long-term leases on these properties.

     Certain of the leases and mortgages in FFCA's portfolio also provide for contingent revenues based on a percentage of the gross sales of the related chain store properties. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, clarifying generally accepted accounting principles related to accounting for contingent rental revenues. This new accounting guidance requires companies to recognize contingent rentals as revenue when the change in the factor on which the contingent lease payment is based actually occurs. Subsequently, the SEC issued SAB 101B, deferring the implementation of SAB 101 until the fourth quarter of 2000 and, accordingly, FFCA has delayed its adoption of SAB 101 until that time. Currently, FFCA recognizes estimated contingent revenues ratably throughout the year when it is probable that a property will exceed the sales threshold where percentage rental revenues are due, with verification of the actual amount of percentage revenues due received from the operator at various times during the year, based on the operator's reporting requirements. Since many of the operators of FFCA's chain store properties report sales on a calendar year basis, it is anticipated that the effect on FFCA's financial statements will be a shifting of the recognition of contingent revenues between quarters.

     Mortgage interest income generated by FFCA's loan portfolio totaled $6.3 million for the quarter ended September 30, 2000 as compared to $9 million for the third quarter of 1999. The majority of the mortgage interest income is generated by mortgage loans that are held for sale. Increases and decreases in mortgage interest income between quarters have been, and will continue to be, impacted by the amount of loans held for sale and the timing of the sale of these loans. It is anticipated that a large percentage of the loans originated during the remainder of the year will be sold under the loan sale agreement with Washington Mutual instead of being held in FFCA's portfolio pending sale through a securitization transaction; therefore, it is expected that mortgage interest income will continue to be a smaller percentage of FFCA's revenue in the current year than in the prior year. For those loans that are sold through securitization transactions, FFCA no longer receives mortgage interest income from the mortgages it has sold; however, it retains certain interests through the purchase of subordinated investment securities. These securities generate revenues that are included in "Real Estate Investment Securities Income" in the accompanying financial statements. The increase in real estate investment securities income between 1999 and 2000 is due primarily to the addition of subordinated investment securities related to the securitization transactions that closed in 1999 and 2000.

     Expenses increased to $31.5 million during the quarter from $30.6 million in the comparable quarter of 1999 primarily due to increased depreciation and amortization expenses and higher interest expense. Year to date expenses show similar increases, plus increased general and administrative expenses. Interest expense increased due to an increase in the average debt balance outstanding and an increase in interest rates. General and administrative expenses increased due to the addition of loan origination and servicing personnel required to administer FFCA's growing loan origination and servicing activities and to consulting costs of approximately $675,000 incurred during the year on a special project to evaluate the feasibility and extent of opportunities in providing internet-based products and services to chain stores.

     During the quarter, FFCA sold 63 properties (as compared to 42 properties sold in the third quarter of 1999) and recorded net gains totaling approximately $600,000 on these sales, as compared to net gains of $2.7 million recorded in the third quarter of 1999. Loan prepayments received during the quarter on securitized mortgage loans represented another 17 properties removed from FFCA's servicing portfolio. During the quarter, loans originated by Funding Corp., were sold to Washington Mutual resulting in gains totaling approximately $5.7 million. Cash proceeds from the sales of property and from mortgage loan and note payoffs during the quarter were used to pay down FFCA's bank credit facility.

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

     4.01* Officers' Certificate setting forth the terms of Franchise Finance Corporation of America's 8.75% Senior Notes due 2010.

     99.01* Third Amended and Restated Credit Agreement dated as of September 15, 2000, among Franchise Finance Corporation of America, certain lenders and Bank of America, N.A.

     99.02* Credit Agreement dated as of September 15, 2000, among Franchise Finance Corporation of America, certain lenders and Bank of America, N.A.

     99.03*    Final Prospectus Supplement dated September 18, 2000.

     ----------
     * Incorporated by reference to the Registrant's Current Report on Form 8-K, dated September 15, 2000, as filed with the Securities and Exchange Commission.

(b) During the quarter ended September 30, 2000, FFCA filed the following report on Form 8-K:

     Form 8-K dated September 15, 2000, filed September 20, 2000, reporting the amendment and restatement of the Registrant's unsecured revolving credit facility, the purchase agreement entered into between the Registrant and Salomon Smith Barney Inc., as representative of the underwriters, regarding the sale of the Registrant's 8.75% Senior Notes due 2010, and the appointment of Wells Fargo Bank Minnesota, N.A. as the Registrant's new transfer agent, under Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FRANCHISE FINANCE CORPORATION OF AMERICA


Date: November 6, 2000                  By /s/ John Barravecchia
                                           -------------------------------------
                                           John Barravecchia, Executive Vice
                                           President and Chief Financial Officer


Date: November 6, 2000                  By /s/ Catherine F. Long
                                           -------------------------------------
                                           Catherine F. Long, Senior Vice
                                           President Finance and Principal
                                           Accounting Officer

                                  EXHIBIT INDEX

The following is a complete list of exhibits filed as part of this Form 10-Q. For electronic filing purposes only, this report contains exhibit 27, the Financial Data Schedule. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

4.01* Officers' Certificate setting forth the terms of Franchise Finance Corporation of America's 8.75% Senior Notes due 2010.

99.01* Third Amended and Restated Credit Agreement dated as of September 15, 2000, among Franchise Finance Corporation of America, certain lenders and Bank of America, N.A.

99.02* Credit Agreement dated as of September 15, 2000, among Franchise Finance Corporation of America, certain lenders and Bank of America, N.A.

99.03*    Final Prospectus Supplement dated September 18, 2000.

----------
* Incorporated by reference to the Registrant's Current Report on Form 8-K, dated September 15, 2000, as filed with the Securities and Exchange Commission.