Form 10-K
period 2000-12-31
FRANCHISE FINANCE CORP OF AMERICA
filed 2001-03-19
CIK 908527

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ______________ TO _______________

                         Commission File Number 1-13116


                    FRANCHISE FINANCE CORPORATION OF AMERICA
             (Exact name of registrant as specified in its charter)


            Maryland                                             86-0736091
     (State of incorporation)                                 (I.R.S. Employer
                                                             Identification No.)

        The Perimeter Center
    17207 North Perimeter Drive
        Scottsdale, Arizona                                        85255
(Address of principal executive offices)                         (Zip Code)


       Registrant's telephone number, including area code: (480) 585-4500

          Securities Registered Pursuant to Section 12(b) of the Act:

        Title of each class            Name of each exchange on which registered
        -------------------            -----------------------------------------
Common Stock, par value $.01 per share          New York Stock Exchange
Preferred Share Purchase Rights                 New York Stock Exchange

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 2001 was $1,228,192,489.

     The number of shares of the Registrant's $.01 par value common stock outstanding as of March 1, 2001 was 56,125,250.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III, Items 10, 11, 12 and 13 are incorporated by reference to the definitive proxy statement for the Registrant's Annual Meeting of Shareholders to be held on May 9, 2001, to be filed pursuant to Regulation 14A.

                                     PART I

ITEM 1. BUSINESS.

BACKGROUND

     Franchise Finance Corporation of America is a self-administered real estate investment trust ("REIT") which provides real estate financing to multi-unit operators of chain restaurants, convenience stores and automotive services and parts outlets. Franchise Finance Corporation of America and its subsidiaries (collectively, "FFCA") offer financing through various products, including mortgage loans, equipment loans, construction financing and long-term real estate leases. FFCA was incorporated in the state of Delaware in 1993 and is the successor to Franchise Finance Corporation of America I, a Delaware corporation, and eleven public limited partnerships that were merged into FFCA on June 1, 1994. On December 31, 2000, FFCA changed its state of incorporation to Maryland. FFCA, together with its predecessors, has been engaged in the financing of chain restaurant real estate since 1980 and began financing convenience stores and automotive services and parts stores in 1997. At December 31, 2000, FFCA had interests in over 5,400 properties operated by over 480 operators in approximately 170 chains located throughout the United States and in Canada (although the amount of FFCA's investments in Canada is not significant). FFCA invested in over 900 properties during 2000, and cumulative investment activity now totals nearly $4.4 billion since the formation of FFCA as a REIT in June 1994. The common stock of FFCA began trading on the New York Stock Exchange on June 29, 1994 under the symbol "FFA".

     FFCA began 2000 with a new source of capital through a three-year loan sale agreement with Washington Mutual Bank, FA, effective through December 31, 2002. The loan sale agreement was a result of FFCA's strategic decision to focus on offering mortgage loan products to its customers. Under the Washington Mutual loan sale agreement, a taxable REIT subsidiary of FFCA originates loans and simultaneously sells them to Washington Mutual. FFCA then acts as servicer for the loans. Accordingly, Washington Mutual effectively funds the loans at origination; therefore FFCA does not require significant liquidity or access to capital to originate these loans. During 2000, approximately half of the mortgage loans FFCA originated were sold to Washington Mutual. The transition to this whole loan sale strategy resulted in mortgage loans comprising 95% of the $909 million in new investments in 2000, the remaining 5% representing sale/leaseback properties. FFCA's 1999 investment level was $1.36 billion. The decreased investment level in 2000 was due in part to the reduced transaction volume associated with the transition to FFCA's whole loan sale strategy, higher interest rates and a reduction in financings of large ($100 million or more) transactions.

     In addition to Washington Mutual becoming a significant new source of capital in 2000, FFCA also accessed the debt markets and continued selling loans through securitization transactions. During 2000, FFCA issued $265 million in unsecured notes, $150 million of which replaced the 7% Senior Notes which matured in November 2000. In September 2000, FFCA renewed its $350 million unsecured bank credit facility, extending $235 million to September 2003 and $115 million to September 2001 (with options to further extend). As of January

1, 2001, FFCA extended its $600 million loan sale facility with Morgan Stanley Securitization Funding Inc. (the "Morgan Stanley loan sale facility") through December 2001. FFCA made use of its existing loan sale facility by selling $357 million in mortgage loans to a trust in ten separate transactions during 2000. In November 2000, FFCA completed its sixth securitization transaction where certain mortgage loans originated by FFCA and sold into the Morgan Stanley loan sale facility, totaling $406 million, were securitized and Secured Franchise Loan Trust Certificates were sold to investors. The servicing rights on these mortgage loans were retained by FFCA. FFCA also retained certain interests approximating 9% of the aggregate mortgage loan principal balance through the purchase of subordinated investment securities of the securitization trust.

     The retained securities held by FFCA totaled $182 million at December 31, 2000. These subordinated investment securities held by FFCA are the last of the securities to be repaid from the loan pools, so that if any of the underlying mortgage loans default, these securities take the first loss. Any future credit losses in the securitized loan pool would be concentrated in these subordinated investment securities retained by FFCA; however, FFCA originates and services mortgage loans and has the infrastructure in place to deal with potential defaults on the securitized portfolio (as it does with the mortgage loans it holds for investment). To date, delinquencies in the securitized loan pools represent less than 2% of the total mortgage loan pool balance.

     At December 31, 2000, FFCA's combined investment and servicing portfolio consisted of over $4 billion in chain store real estate represented by mortgage loans and properties subject to operating leases. Approximately 480 different operators representing 170 different chains operated the 6,224 properties in the portfolio. FFCA uses its infrastructure to continually monitor and administer its investments to enhance the stability of its cash flows. FFCA's in-house staff inspects underperforming properties to assess their condition. In-house property management and legal services personnel administer underperforming and nonperforming leases and loans and also supervise the in-house administration of property dispositions, tenant substitutions, foreclosures and bankruptcies. FFCA has an established record of resolving underperforming and nonperforming leased assets and loans. For the three years ended December 31, 2000, the occupancy rate for FFCA's properties has been approximately 99%. During 2000, rental revenues were negatively impacted by a monetary default relating to 97 family dining restaurants, impacting net income by $0.14 per share. FFCA terminated the master lease on these 97 properties on May 31, 2000. FFCA also took a deed in lieu of foreclosure on 15 additional properties securing certain related loans. As of March 1, 2001, 42 of the restaurant properties have been relet under long-term leases and lease agreements are in process for an additional 4 properties. Of the remaining properties, 9 have been sold for a net gain of approximately $210,000, 26 properties have sale agreements in process and 31 properties are being remarketed for sale or lease.

     Other events occurring in 2000 included an increase of 6% in FFCA's quarterly dividend to $0.56 from $0.53 for the fourth quarter of 2000. In addition, during the fourth quarter of 2000 FFCA purchased approximately 582,000 shares of its outstanding common stock in various open market transactions. The timing of future purchases and the actual number of common shares purchased, if any, will depend on market conditions and available cash flow.

     As of December 31, 2000, FFCA had 180 full-time employees and 5 part-time employees. FFCA has three-year employment agreements with five of its executive officers. FFCA entered into similar two-year agreements with certain other key officers and has a severance plan for certain other key employees. These agreements generally provide compensation benefits if the employee is terminated without cause in connection with a change in control, as defined.

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

     * FFCA invests in derivative financial instruments for the sole purpose of providing protection against fluctuations in interest rates. From the time FFCA's fixed-rate mortgage loans are originated until the time they are sold through a securitization transaction, the company hedges against fluctuations in interest rates through the use of derivative financial instruments. At December 31, 2000, FFCA had outstanding interest rate swap contracts aggregating $28.8 million in notional amount. FFCA intends to terminate these contracts upon securitization of the related fixed-rate mortgage loans. Based on prevailing interest rates, FFCA would have paid approximately $1.2 million if it had terminated the swap contracts at December 31, 2000.

     * FFCA faces competition from large banks, insurance companies, finance companies, leasing companies and other REITs in the acquisition, financing and leasing of properties. Some of these companies have greater resources or access to capital at more competitive rates than FFCA, allowing them to offer lower rates to borrowers. This competition could negatively affect FFCA's growth.

     * To the extent FFCA needs access to the capital markets to fund certain of its activities, capital sources can include the public debt and equity markets and the asset-backed securities market, as well as capital sources such as the Morgan Stanley loan sale facility and FFCA's loan sale agreement with Washington Mutual. FFCA is exposed to the risk that changes in market conditions may limit access to some of the capital markets, which would adversely affect FFCA's growth. The stock market's current negative perception of REITs may mean that FFCA cannot rely on new equity issuances as an efficient source of capital. Additionally, there can be no assurance that FFCA would be able to raise sufficient capital through issuance of equity securities to achieve its growth objectives. In addition, FFCA is subject to debt financing and refinancing risks, including the ability to refinance debt in the future at an acceptable cost of capital. There can be no assurance that FFCA will be able to raise sufficient capital at acceptable rates through borrowings, or the issuance of debt securities, to achieve its investment objectives.

     *    FFCA invests  primarily in chain  restaurant  properties,  convenience
          stores  and   automotive   services  and  parts   retail   facilities.
          Investments in these properties are subject to various risks, including decreases in demand for products, increased labor costs (including increases in the minimum wage or statutorily-mandated benefits), changes in tax laws or environmental regulations, increases in the number of, and the physical condition of, competing properties offering similar products and dependence on operators for the profitable operation of the properties. Some of the risks the chain restaurant industry is subject to include changes in consumer demand or food preferences, and contaminated food products. Some of the risks applicable to the convenience store industry are competition from new retail facilities offering similar products in the immediate vicinity of each particular store, changes in legislation concerning the sale of tobacco products and, to the extent applicable, gasoline margin volatility and the availability of gasoline supplies. Some of the risks of the automotive services and parts industry are technological changes in the production and maintenance of automobiles and changes in consumer preferences in transportation options. FFCA's success is dependent on the success of these industries in general and the specific chains and retail facilities which FFCA finances.

     * Each of the chain store facilities in which FFCA has an investment is operating as part of a chain of restaurants, convenience stores or automotive services and parts stores. The management practices of the franchisors of the chains, a lack of support by such franchisors, franchisee organizations or third parties, or the bankruptcy or business discontinuation of any franchisor, franchisee organization or third party, may adversely affect the operating results of the related chain store facilities. Likewise, the management practices or a lack of support with respect to the concepts owned by the related operators also may adversely affect the results of operations at the chain store facilities of these operators, which could have an adverse effect on an operator's ability to make payments to FFCA under a lease or loan.

     * The ability of operators to pay their obligations to FFCA in a timely manner depends on a number of factors, including the successful operation of their businesses. Various factors, many of which are beyond the control of any operator, may adversely affect the economic viability of a chain store facility, including:

          - national, regional and local economic conditions, which may be adversely affected by industry slowdowns, company relocations, prevailing employment conditions and levels of employment and other factors;

          - local real estate conditions, like competition from facilities having businesses similar to the chain store facility;

          -    changes or weaknesses in specific industry segments;

          - perceptions by prospective customers of the safety, convenience, services and attractiveness of the chain store facility and of the related concept;

          -    changes in demographics, consumer tastes and traffic patterns;

          -    the ability to obtain and retain capable management;

          - retroactive changes to building codes, similar ordinances and other legal requirements; and

          -    increases in operating expenses.

     * For the year ended December 31, 2000, 25% of FFCA's portfolio revenues were generated by FFCA's top five clients, 13% of FFCA's revenues were generated by operators of Burger King restaurant facilities and 36% of FFCA's revenues were generated by properties located in five states-- Texas, Florida, Georgia, Ohio and California. FFCA may face operator concentration risk in the future because the industries that FFCA finances have been consolidating and FFCA typically finances the larger operators seeking to consolidate these industries. For the year ended December 31, 2000, 8% of FFCA's revenues came from RTM, Inc. and its affiliates (a portion of which is guaranteed by Arby's, Inc. and Triarc Companies Inc.). RTM is the largest franchisee of Arby's restaurants and the owner and franchisor of the Mrs. Winner's and Lee's Famous Recipe concepts. Thus, RTM as an operator, Burger King as a concept, and properties located in the states of Texas, Florida, Georgia, Ohio and California, will continue to have a meaningful impact on FFCA's revenues.

     * FFCA has entered into a three-year loan sale agreement with Washington Mutual Bank, FA, a large financial services company, whereby Washington Mutual agreed to purchase loans originated by FFCA while FFCA retains the servicing rights on the loans sold. Under this agreement, FFCA has certain limited contingent recourse obligations with respect to the performance of the loans. FFCA's loan sale agreement with Washington Mutual expires December 31, 2002. There is no obligation for Washington Mutual to renew the arrangement upon expiration. Moreover, the agreement with Washington Mutual does not obligate Washington Mutual to purchase all of FFCA's loans. Washington Mutual may elect not to purchase loans from FFCA because of concentration issues, underwriting criteria, or for other reasons. During 2000, approximately half of the mortgage loans originated were sold to Washington Mutual. Additionally, because Washington Mutual is a regulated lending institution, its ability to continue to purchase loans from FFCA may be subject to changes in regulations affecting these institutions.

     * FFCA may continue to securitize mortgage loans and to have responsibility for mortgage servicing. Several factors affect FFCA's ability to complete securitizations of its loans, including conditions in the securities markets generally, conditions in the franchise loan sector of the asset-backed securities markets specifically, the credit quality of FFCA's loans, compliance of FFCA's loans with the eligibility requirements established by the securitization documents and the absence of any material downgrading or withdrawal of ratings given to certificates issued in FFCA's previous securitizations. Volatility in the credit markets may impair FFCA's ability to successfully securitize its loans in the future.

     * FFCA owns subordinated interests in the loans it securitizes. These interests are in a "first loss" position relative to the more senior securities sold to third parties, and accordingly carry a greater risk as it relates to the nonpayment of the loans. At December 31, 2000, FFCA had approximately $182 million invested in these subordinated interests, which represented less than 11% of FFCA's total assets. The value of the subordinated interests, excluding those classified as held-to-maturity securities, is marked to market each calendar quarter with material changes in value impacting FFCA's financial statements. Although no material changes have occurred to date, FFCA may, in the future, recognize changes that would result in a material reduction in their value on FFCA's financial statements. These reductions could negatively impact FFCA's net income, stockholders' equity and total assets in the future. In addition, some of these subordinated securities are adversely impacted by prepayments of the underlying mortgage loans; therefore, if market conditions increase the level of prepayments, FFCA may be adversely impacted.

     * FFCA is subject to all of the general risks associated with investment in, or secured lending on, real estate such as adverse changes in general or local economic conditions, changes in supply of or demand for similar or competing properties in an area, changes in interest rates and operating expenses, changes in market rental rates, inability to lease properties upon the termination or expiration of existing leases, the renewal of existing leases, inability to sell properties upon foreclosure, delays in foreclosure or bankruptcy proceedings and inability to collect payments from operators.

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

     * The properties in which FFCA invests are subject to requirements and potential liabilities under environmental laws and regulations. For example, some environmental laws impose liability upon property owners or operators for the presence of hazardous substances on their property regardless of whether the owner was responsible for the release of these substances. In addition, a property owner or operator may be subject to common law claims by third parties for personal injury based on exposure to hazardous substances or for property damage based on environmental contamination emanating from a property. The costs of any required remediation or removal of these substances may be substantial and the owner's or operator's liability as to any property is generally not limited under these laws and regulations and could significantly exceed the value of the property or the aggregate assets of the owner.

          Under some environmental laws, like the federal Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, a lender may become liable, as an "owner" or "operator", for the costs of responding to a release or threat of a release of hazardous substances on or from a borrower's property, regardless of whether a previous owner or operator caused the environmental damage. Although the Asset Conservation, Lender Liability and Deposit Insurance Protection Act of 1996 offers limited protection to lenders from CERCLA liability, a lender may lose the protection if agents or employees of the lender are deemed to have exercised decision-making control over the borrower's environmental compliance or hazardous substance handling and disposal practices or to have assumed day-to-day management of the operational functions of the site. If FFCA became liable under CERCLA for hazardous substances on a property, it could have an adverse effect on FFCA.

     * Under the Resource Conservation and Recovery Act, the Environmental Protection Agency ("EPA") established a comprehensive regulatory program for the detection, prevention and cleanup of leaking underground storage tanks ("UST"). Expanded regulations enacted by the EPA, which became generally effective in 1998, established requirements for (i) installing UST systems, (ii) upgrading UST systems, (iii) taking corrective action in response to releases, (iv) closing UST systems, (v) keeping appropriate records; and (vi) maintaining evidence of financial responsibility for taking corrective action and compensating third parties for bodily injury and property damage resulting from releases. These regulations permit states to develop, administer and enforce their own regulatory programs, incorporating requirements that are at least as stringent as the federal standards. States with programs approved by the EPA may assume primary responsibility for enforcing the national requirements. If FFCA became liable for an operator's failure to comply with applicable regulations governing USTs, it could have an adverse effect on FFCA.

     * Various federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos-containing materials, or ACMs, when the ACMs are in poor condition or during renovation or demolition of a building. These laws, as well as common law standards, may impose liability for releases of ACMs and may permit third parties to seek recovery from owners or operators of real properties for personal injuries associated with the releases. Losses arising from the presence of ACMs are insured under FFCA's environmental insurance policies; however, there can be no assurance that such environmental insurance policies will provide sufficient coverage in the event FFCA became liable for releases of ACMs or that the applicable deductibles would prevent a loss to FFCA.

     * The environmental due diligence that FFCA performs on a property may not have identified or reasonably quantified all environmental conditions. FFCA did not perform environmental audits on most of the properties acquired from its predecessors. In addition, the environmental condition of a property could in the future be affected by actions or omissions by borrowers under FFCA's mortgage loans or by third parties unrelated to the borrowers. While FFCA has purchased environmental insurance for many of the properties it has financed or acquired, and for all of those that have USTs or those that are selling gasoline or other petroleum products, there can be no assurance that the environmental insurance policies will provide sufficient coverage in the event of environmental liability at a property, or that applicable deductibles, per loss limitations and aggregate coverages or exclusions from coverage may not contribute to a loss to investors or that the environmental insurer will pay amounts due under the environmental insurance policies.

     * FFCA has elected to be taxed as a REIT under the Internal Revenue Code of 1986, which entitles FFCA to a deduction for dividends paid to its shareholders when calculating its taxable income. Although FFCA intends to operate so that it will continue to qualify as a REIT, the complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in FFCA's circumstances preclude any assurance that FFCA will qualify as a REIT in any given year. FFCA's failure to maintain its REIT status would have a material adverse effect on FFCA. Income tax treatment of REITs may be modified, prospectively or retroactively, by legislative, judicial or administrative action at any time which, in addition to the direct effects the changes might have, could also affect the ability of FFCA to realize its investment objectives.

     * FFCA is dependent on the efforts of its directors, officers and key personnel and, although FFCA has employment or continuity agreements with certain officers, there can be no assurance that FFCA will be able to retain these individuals or would be able to recruit additional personnel with equivalent experience in the event of their resignation.

BUSINESS STRATEGY

     FFCA's principal business objective is to maximize shareholder wealth. FFCA seeks to enhance its operating performance and financial position (i) through continued accretive investment activity; (ii) by controlling expenses through greater operational efficiencies and economies of scale; (iii) by increasing its use of internally generated cash flow for investments or other transactions that strengthen its financial position; and (iv) by maximizing the value of FFCA's market position and infrastructure through whole loan sale programs and other services. FFCA seeks to achieve growth in cash flow, while maintaining low portfolio investment risk, through diligent adherence to our tested underwriting criteria, investment diversification and conservative capital structure.

     FFCA's primary business strategy is to become the dominant single financing source for the chain store industry. Over time, FFCA developed its strategic position in response to the capital markets and the changing needs of its customers. When FFCA became a REIT in 1994, its main focus was providing a long-term lease product to the chain restaurant industry. Then, in order to serve those potential customers who wanted to own, rather than lease, property, FFCA began providing mortgage loan financing in 1995. To further increase its product flexibility, FFCA started offering variable rate mortgages and developed a construction-financing program for its customers. As these products were being developed, FFCA also began exploring the idea of expanding from chain restaurant financing to address the financing needs of the convenience store and automotive aftermarket industries. These industries were targeted by FFCA because they meet FFCA's existing investment criteria and the real estate they require is similar in many respects to the locations chosen by chain restaurants. After extensive research on these industries, FFCA began financing convenience stores and automotive services and parts outlets in 1997. These industries are now an increasing part of FFCA's total market. For the year ended December 31, 2000, 78% of the revenues generated by the portfolio reflect restaurant investments, 16% reflect convenience store investments and 6% reflect automotive services and parts investments, as compared to the year ended December 31, 1996 where over 99% of revenues were reflected in restaurant investments.

     During 1999 and 2000, FFCA made a strategic decision to focus on offering mortgage loan products, rather than long-term leases, because they provided better returns. As a result, mortgage loans represented over 95% of FFCA's new investments in 2000 and this trend is likely to continue. With increasing demand for FFCA's mortgage financing products, FFCA began exploring alternative sources of capital. The result was a three-year loan sale agreement with Washington Mutual Bank, FA, a large national financial services company, which decreases FFCA's dependence on the public capital markets, both debt and equity, by providing a consistent source of capital to fund mortgage loan products. This new loan sale agreement, along with FFCA's traditional capital sources (including the mortgage loan securitization market), has increased FFCA's financial flexibility by facilitating FFCA's establishment of a whole loan sale program. FFCA will continue to consider appropriate new investment opportunities in the future, including the potential expansion of its existing whole loan sale program to other third party participants.

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

     FFCA controls investment risk by financing real estate diversified by geographical area, by concept and by operator. As of December 31, 2000, FFCA had investments in more than 5,400 locations throughout the United States and Canada (though the amount of FFCA's investments in Canada is not significant). Much of FFCA's new financing business comes from existing customers. The financing transactions are with approximately 480 operators represented within FFCA's investment portfolio. Most of these are multi-unit operators, though no single operator represented more than 8% of FFCA's total portfolio revenues in 2000. These experienced multi-unit operators conduct business under nationally or regionally recognized brand names. FFCA's portfolio includes approximately 170 different chains, including such well-known chains as Applebee's, Arby's, Burger King, Checker Auto Parts, Chevron, Circle K, Citgo, Hardee's, Jack in the Box, Long John Silver's, Midas Muffler Shops, Pizza Hut, 7-Eleven, Taco Bell, Texaco, Valvoline Instant Oil Change and Wendy's.

     FFCA structures its investments to enhance the stability of its cash flows. FFCA's sale-leaseback transactions are generally 20-year, triple-net leases, which provide that the lessees are responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance costs. Therefore, FFCA is generally not required to make significant capital expenditures in the properties that it owns and leases to chain store operators. Both FFCA's sale-leaseback and mortgage financings are generally for twenty-year terms and mortgage products are generally fully amortizing over the term of the loans. The sale-leaseback transactions entered into by FFCA are retained in its portfolio and generally provide for base rentals plus additional payments based upon a participation in the gross sales from the properties or specified contractual increases. The mortgage loans originated by FFCA will generally be sold upon origination under the Washington Mutual loan sale agreement, with FFCA retaining the mortgage servicing rights. Mortgages also may be pooled and sold in securitized offerings where FFCA retains the mortgage servicing rights as well as interests in the securitized loan pool in the form of subordinated securities.

     FFCA continually monitors and administers its investments to enhance the stability of its cash flows. Financial data is regularly collected on the properties financed by FFCA to determine their profitability. Lease and mortgage payments are generally collected by electronic account debits on the first day of each month. An in-house appraisal staff inspects FFCA's properties to assess asset condition. In-house property management and legal services personnel administer underperforming and nonperforming leases and loans and also supervise the in-house administration of property dispositions, tenant substitutions, foreclosures and bankruptcies. FFCA has an established record of resolving underperforming and nonperforming assets, with a current property vacancy rate of less than 1% and a loan delinquency rate of less than 2%.

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

     CREDIT CONSIDERATIONS. FFCA seeks to invest in properties owned and operated by multi-unit operators with strong overall corporate profitability. FFCA's investments generally have full borrower or tenant recourse, which means the borrower or tenant is personally liable for the obligation. Many of FFCA's mortgages and leases also have recourse to guarantors who are owners or affiliates of the borrower or tenant. FFCA reviews borrower, tenant and guarantor financial strength to assess the availability of alternate sources of payment in the event that cash flow from operations might be insufficient to provide the funds necessary to make mortgage or lease payments. In general, FFCA requires all mortgage loans that are made to the same multi-unit operator or its affiliates to be both cross-collateralized and cross-defaulted and requires all properties that are leased to the same multi-unit chain store operator or its affiliates to be cross-defaulted.

     STRUCTURAL ENHANCEMENTS. FFCA seeks to structure financings to maximize financial security by requiring, where applicable, the use of bankruptcy-remote entities, master leases and financial covenants.

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

     ENVIRONMENTAL CONSIDERATIONS. For each property in which it invests, FFCA either obtains an environmental insurance policy from a third-party insurance carrier or a Phase I environmental assessment, and a Phase II environmental assessment or other environmental tests, if recommended by the related Phase I. In the case of properties FFCA acquires or finances that have underground storage tanks present, or where other petroleum products are being dispensed, FFCA always obtains environmental insurance.

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

     FFCA's revenue is generated by a real estate investment portfolio that is diversified by industry, by concept, by geographical area and by operator. FFCA finances chain store real estate in three industries, representing over 5,400 locations throughout the United States and Canada (though the amount of FFCA's investments in Canada is not significant). During the year ended December 31, 2000, 78% of the revenues generated by the portfolio reflect restaurant investments, 16% reflect convenience store investments and 6% reflect automotive services and parts investments. FFCA's portfolio includes over 170 different chains. The following table sets forth FFCA's revenues generated from its portfolio of chain store properties during the year ended December 31, 2000.

                        CHAIN DIVERSIFICATION BY REVENUE
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                             (AMOUNTS IN THOUSANDS)

                                                                  PERCENTAGE
           CHAIN                             TOTAL REVENUES*       OF TOTAL
           -----                             ---------------       --------
        Burger King                             $28,888               13%
        Arby's                                   18,180                8%
        Wendy's                                  12,034                5%
        Long John Silver's                       11,410                5%
        Hardee's                                 11,305                5%
        Jack In The Box                          11,001                5%
        Pizza Hut                                10,303                5%
        Dairy Mart                                4,997                2%
        Taco Bell                                 4,845                2%
        KFC                                       4,308                2%
        Applebee's                                4,212                2%
        7-Eleven                                  4,189                2%
        Clark/On the Go                           4,173                2%
        Quincy's                                  4,051                2%
        Checker Auto Parts                        3,869                2%
        Denny's                                   3,572                2%
        E-Z Serve                                 3,450                2%
        Fuddrucker's                              3,151                1%
        Max & Erma's                              3,018                1%
        Popeye's                                  2,980                1%
        Black Eyed Pea                            2,789                1%
        Midas Muffler Shops                       2,625                1%
        Flying J Travel Plaza                     2,372                1%
        P.F. Chang's                              2,365                1%
        Mrs. Winner's                             2,242                1%

        All other chains                         56,003               26%
                                               --------             ----
                        TOTALS                 $222,332              100%
                                               ========             ====

     * Includes rental revenue, mortgage loan interest income and real estate investment securities revenue from FFCA's chain store portfolio.

     The chain diversification shown above does not represent concentration of specific operators under lease or mortgage loan agreements. The lease or mortgage loan agreements are with approximately 480 operators represented within FFCA's investment portfolio. Most of these are multi-unit operators, though no single operator represented 10% or more of FFCA's total portfolio revenues during 2000, 1999 or 1998.

INFORMATION SYSTEMS

     To enhance its investment evaluation and origination, FFCA has invested extensively in information systems that are specific to the chain store industry. FFCA's databases include specific chain restaurant location data for over 112,000 locations in the United States, and demographic information, traffic volumes and information regarding surrounding retail and other commercial development that generate customer traffic. FFCA also maintains a database of approximately 7,000 chain restaurant industry participants, as well as databases of restaurant-level financial performance for existing and prospective clients. FFCA has also developed a competitive database, similar to the restaurant industry database, for the convenience store industry and the automotive services and parts industry. FFCA has the ability to integrate the information in its locations, participants and property-level financial databases in a geographic information system that contains demographic, retail space, traffic count and street information for every significant market in the United States. FFCA has also collected extensive data regarding management practices within the chain restaurant industry, franchisor practices and industry trends.

     The information collected by FFCA is actively used to assess investment opportunities, measure prospective investment risk, evaluate portfolio performance and manage underperforming and nonperforming assets. FFCA publishes extensive research on the chain restaurant and convenience store industries that include observations of industry issues and trends, areas of growth, and the economics of chain restaurant operation. FFCA employs its client and collections data to develop statistical models that aid in the evaluation of potential investments. FFCA intends to continually develop, improve and use its real estate industry knowledge through research and broader application of information technology to lower portfolio risk, improve performance and improve its competitive advantage.

     FFCA continues to invest in its information systems technology. During 1999, FFCA implemented improvements to its underwriting and origination systems. In 2000, FFCA designed and implemented a new system for collecting and servicing monthly payments from clients. These new systems were developed to accommodate a high level of growth in FFCA's origination and servicing activity while containing operating costs. In addition to the investments in software, FFCA has also implemented a high availability Storage Area Network solution that will accommodate high volumes of data and provide faster access to data, resulting in greater operational efficiencies overall.

     FFCA encountered no system or facilities-related problems during the rollover to the year 2000. FFCA performed extensive system verification and testing during the period January 1st - 3rd, and determined that its systems were operating normally. FFCA is not aware of any significant problems related to the Year 2000 issue and is operating on a "business as usual" status. Costs incurred in addressing Year 2000 issues were not material.

COMPETITIVE CONDITIONS

     The financing of chain store real estate for multi-unit chain store operating companies continues to be both competitive and fragmented. Competition exists in every geographic market in which FFCA seeks to invest. FFCA faces competition from large banks, insurance companies, finance companies, leasing companies and other real estate investment trusts in the acquisition, financing and leasing of properties. Some of these companies have greater resources or access to capital at more competitive rates than FFCA, allowing them to offer more competitive rates to borrowers. Competition could negatively affect FFCA's growth. In 2001, FFCA plans to continue to make investments in its portfolio-servicing infrastructure to enhance its competitive position; however, in order to continue to grow and effectively compete, FFCA also needs to enhance its access to the capital markets. FFCA's traditional capital sources have included the public debt and equity markets and the asset-backed securities market, as well as capital sources such as the Morgan Stanley loan sale facility and FFCA's whole loan sale program. By broadening its funding sources beyond these traditional channels and reducing its cost of capital, FFCA may be better able to face increased levels of competition in the future. FFCA continues to explore a number of strategic options to improve its competitive position.

FOODSERVICE INDUSTRY

     In 2000, the foodservice industry recorded sales of $379 billion or 3.8% of Gross Domestic Product, which represents a 5.6% increase in sales from 1999, according to the National Restaurant Association ("NRA"). The foodservice industry includes three major segments: commercial (for example, restaurants, snack bars, bars and taverns, lodging, food contractors and other commercial), noncommercial (for example, colleges, universities and hospitals) and military. According to the NRA, 2000 marked the ninth consecutive year of real sales growth for the foodservice industry, with average daily sales exceeding $1 billion.

     In real terms (constant  dollars),  the  foodservice  industry grew 3.2% in
2000, compared to 2.9% in 1999. Overall sales for eating places (i.e., restaurant industry) increased 3.5% in real terms, while commercial sales for the foodservice industry increased 3.4% in real terms. The largest increase in real terms for the foodservice industry was in the snack and nonalcoholic-beverage bar segment (5.7%), followed by full service restaurants (4.6%). The fastest-growing areas of the U.S., the Mountain States (like Arizona, Colorado and Montana), are expected to show the most growth in restaurant sales (8.2%) between 2000 and 2001. The slow-growing Mid-Atlantic States (like New York, New Jersey and Pennsylvania) and East North Central States (like Illinois, Michigan and Ohio) are expected to show 5.0% growth. The positive U.S. economic environment and increases in disposable personal income have fueled the foodservice industry's growth. If the U.S. experiences a prolonged economic downturn, growth in the foodservice industry may lessen.

     In 2001, total foodservice industry sales are expected to grow 5.0%, or 2.7% in real terms. Estimates for real gross domestic product growth in 2001 range from 2.5% to 3.5%, while inflation, measured by the consumer price index, is expected to increase 2.8%. Gross domestic product growth, however, may dip further given growing evidence of a recession. Wholesale food prices increased slightly at 0.4% in 2000, but are expected to decline 0.2% in 2001, which would mark the third decline in four years. This should have a limited impact on menu prices in 2001. Menu prices increased 2.4% in 2000, compared to a 3.3% increase in the consumer price index. This was the first time since 1996 that menu prices increased slower than inflation. This trend is expected to continue in 2001, with menu prices forecasted to increase 2.6%. The increase in menu prices is primarily attributable to increasing labor costs. The foodservice industry employs over eight million people, according to the Bureau of Labor Statistics. The average hourly wages for non-supervisory employees within the restaurant industry rose 4.7% in 2000, compared to 4.3% for 1999, while overall private sector wages for non-supervisory employees increased 3.8% in 2000. 2000 was the fifth consecutive year restaurant industry wages grew at a higher rate than the overall private sector.

     One of the greatest challenges the foodservice industry faces is finding qualified and motivated labor. With the unemployment rate averaging around 4.0%, its lowest level in 30 years, it is difficult for both full service and fast food restaurants to find qualified and motivated labor. Operators not only have the problem of finding new employees, they must also strive to keep the employees they currently have. Many operators are faced with increasing turnover rates and declining applicant pools.

     The availability of disposable income is one of the factors that produce growth within the restaurant industry. During 1999 and first half 2000, gas prices increased, reducing the amount of disposable income available to spend at restaurants. If gasoline and energy prices remain steady and the economy continues to slow, disposable income will decrease as well. As a result, consumers may choose to trade down in price, eat out less frequently or eat more meals at home. During economic downturns this presents a higher risk for weaker operators or restaurants with higher check averages.

     Full service sales increased 7.1% between 1999 and 2000, or 4.6% on a real basis. In 2001, full service sales are projected to increase 6.6%, or 4.0% in real terms. Based on revised data from NPD ReCount, the number of full service restaurants grew 1.7% in 2000. The fine dining segment grew the fastest (5.4%) within the full service sector, while the number of restaurants within the family dining segment decreased 3.0% in 2000. The lack of growth in the number of units implies that full service restaurants are increasing either their average ticket sales or customer count. The wide variety of tastes and experiences available at full service locations are drawing customers and driving sales. Many full service operators are heavily targeting takeout food, which increases customer count. In addition, full service operators, who traditionally do not heavily discount, can raise menu prices more easily than fast food operators can. In 2000, fast food sales increased 4.5%, or 2.1% in real terms. For 2001, fast food sales are projected to increase 4.4%, or 1.8% in real terms. It is expected that fast food margins will be squeezed in 2001, with anticipated increases in beef and labor costs. The number of fast food locations grew 1.3% in 2000 compared to 1.6% in 1999. Record low unemployment rates mean more people are working than ever before, leaving less time for consumers to prepare meals at home. Convenience continues to drive fast food growth.

     Growth in the number of restaurants has slowed in the past three years, with year-to-year growth averaging less than 1.0% in this time period. This is in sharp contrast to the approximate growth of 5.0% in 1995, 1996, and 1997. The lack of growth is attributable to rising real estate prices, increasing competition and saturation, lack of prime real estate locations and tighter availability of capital. In addition, operators are focused on improving existing operations and growing more slowly than in past to avoid mistakes and problems caused by too rapid expansion.

     Despite the upward trend in sales, the industry is facing a number of challenges. These challenges include increased competition, growing expectations by consumers, prolonged labor shortage resulting in higher labor costs, and other rising costs of doing business. Heightened competition has led various strategies in how operators respond. Many companies are seeking opportunities through expansion of dayparts, (e.g. growing business in non-traditional parts of their operating day such as breakfast or lunch). In addition, Co-branding - locating two different concepts within a single location enables an operator to increase sales while lowering construction and labor costs. Furthermore, adding a new concept through acquisition provides an additional path for revenue growth. Although consolidation has slowed, consolidation should continue to provide companies with greater economies of scale and sales growth. Companies will be challenged to find ways to reduce costs through technology and other means such as conservation. Presenting a further challenge to the industry are the growing expectations of consumers for quality, consistency and customer service, which will become a point of differentiation.

     Overall, 2000 produced another year of growth both in sales and number of units for the restaurant industry. However, a fear of an oncoming recession, higher energy prices and interest rate hikes during the last half of 2000 appear to have caused the growth of the economy to slow. It is uncertain whether the economy will accelerate from its current growth rate and whether the foodservice industry will continue its current growth rate.

THE CONVENIENCE STORE INDUSTRY

     The convenience store and petroleum marketing industry is defined as those retailers primarily engaged in the retail sale of gasoline and/or convenience products. Using various government and industry sources, FFCA estimates the total size of the industry to be $256.6 billion, which equates to 2.8% of gross domestic product. The industry total comprises convenience store ("c-store") merchandise, c-stores selling gasoline and gasoline sold apart from c-stores. In 1999, sales increased 13.1%, mainly the result of increased gasoline and tobacco prices, as well as a 1.5% increase in gasoline gallons sold in the U.S. Overall, in-store sales increased 15.5% over 1998, while total gasoline sales increased 11.7%. Retail cigarette prices increased 31.0% and gasoline prices increased 9.3% in 1999, heavily contributing to the overall increase in industry sales. The continued growth in the convenience store and petroleum marketing industry has been largely driven by six factors: (1) higher disposable personal income;
(2) desire for convenience; (3) increased travel; (4) more vehicles on the road;
(5) industry trends designed to increase c-store demand; and (6) price increases in key categories. Recent trends have increased the cost of gasoline, but it is still low when adjusted for inflation. These conditions, along with the high number of two-income families, increasing wages and lack of free time, are expected to continue to drive the demand for convenience-related goods and services.

     The convenience store and petroleum marketing industry is evolving and changing to better compete. These changes include image improvements, focus on brand differentiation, improved customer service, technology improvements to enhance and expedite service, volatile oil prices, new location designs, consolidation among large oil companies (e.g., BP, Amoco and Arco; Exxon and Mobil), relationship changes between the oil companies and their branded network and other channels of trade targeting the convenience and gasoline businesses. Technology is helping operators understand their customer base and enhance their merchandising and marketing skills to focus their attention on meeting consumer needs. Merger and acquisition activity is expected to continue, but may slow in the short term. Production declines, gaining access to increased reserves, softening the impact of volatile crude prices and reducing emphasis on downstream activities led the majors (i.e., large, fully-integrated oil companies such as ExxonMobil, BP Amoco, Shell, Texaco) to consolidate and streamline refining and marketing (downstream) operations. Benefits from economies of scale, cost reduction and purchasing power are expected to further fuel merger and acquisition activity.

     Heightened competition from non-traditional retailers continues to be a challenge for the c-store industry. Competitors from other retail channels, such as supermarkets and mass merchandisers, have both marketers and traditional operators worried about declining margins if they compete on price and revenue erosion if they do not. The lines between retail channels are blurring as discounters offer grocery items and oil changes, supermarkets target prescription drug sales and drug stores target corner locations and offer convenience items. Drug stores are directly targeting c-store customers by adding convenience areas and locating in freestanding buildings or shopping center pads instead of in-line space. C-stores, however, have advantages over other channels because they occupy corner locations, have the ability to adapt quickly to changes and are popular with consumers. In the face of competition, operators in the industry need to invest in technology, adapt quickly to trends and change, become better retailers and define their brands in order to more effectively compete.

     To increase sales, operators are carefully adding ancillary services such as car washes, lube shops, financial services and expanded foodservice where sales will be enhanced, but not at the expense of convenience. In the face of new competition, operators are also attempting to increase demand as opposed to stealing market share. To increase demand, the industry is focusing on c-store operations to attract new demographic groups.

     Like most other retail sectors, the industry is becoming more consumer-focused in the face of fierce competition. Competition, technology, facility upgrades and new services are increasing the cost of doing business, as are government regulation, OPEC and labor issues. Productivity increases are necessary to remain competitive, which include investing in and adopting technologies such as point-of-sale scanning and pricebooks, inventory control and ordering systems, vendor check-in systems, data mining and warehousing, computer based training, labor scheduling systems and the Internet. Technology allows operators to control costs, cross merchandise products, develop new services or products and improve employee productivity to increase sales and lower product costs. Through consolidation, medium and large chains are becoming larger and more cost efficient, while others are refocusing on core markets and divesting assets outside those markets, as well as closing unprofitable locations. These market dynamics place even more pressure on smaller operators, increasing their likelihood of closure or sale to larger operators.

     According to the National Association of Convenience Stores' NACS/CSNEWS Industry Databank, shoppers spent a total of $234.0 billion in c-stores in 1999, 42.6% for in-store (foodservice and merchandise) items and 57.4% in gasoline sales. Total c-store sales include merchandise, food and gasoline sold at c-stores, but not gasoline sold apart from c-stores. In-store sales as a percentage of total c-store sales have steadily decreased since 1986, while gasoline as a percentage of total sales has steadily increased. This reflects the fact that more c-stores sell gasoline and most marketers now operate c-stores. Total c-store sales continue to climb, increasing 25.8% in 1999, up from a 6.8% (restated) increase in 1998 and a 5.0% (restated) increase in 1997. C-store sales are expected to continue to increase over the next five years, although at a slower annual pace - 4.5%, or 2.7% real growth.

     At c-stores, in-store sales increased 15.5% over 1998, while total gasoline gallons sold increased 23.3%. In-store sales were primarily driven by the increase in total number of c-stores and increased tobacco prices, while gasoline gallons sold was also heavily impacted by the reported increase in the number of c-stores. Total c-store sales have increased every year since 1971, according to the National Association of Convenience Stores.

     The top in-store product category in 1999, by a wide margin, was again cigarettes at 34.9% of in-store sales, followed by foodservice at 13.6%, beer at 11.2% and packaged beverages at 11.0%. Other categories decreased as a percentage of sales primarily because the increase in cigarette prices drove up that category's percentage of in-store sales. These four categories comprise over 70% of all in-store sales, while the top 10 categories constitute 87% of in-store sales. The c-store industry is trying to decrease its reliance on tobacco and increase sales in other areas. Gross margins for foodservice was the highest in the top 10 categories and was second only to ice over all categories. For the industry, in-store gross profits decreased. The average in-store gross margin was 30.0% of in-store sales in 1999, down from 31.2% in 1998 and 32% in 1997.

     Government regulation continues to impact the industry, from the EPA to OSHA to tobacco regulation and beyond. The EPA's requirements for reducing sulfur content in gasoline and diesel will greatly impact the industry over the next several years. OSHA's proposed ergonomics standards, addressing repetitive stress injuries by employees, could have a profound impact on the industry as they are fairly vague and open operators to lawsuits. Tobacco legislation and various tobacco settlements led to over a 50% increase in wholesale cigarette prices in the last two years, affecting a large portion of the industry's sales and profits. C-store share of total cigarette sales increased again in 1999, as many other retail channels have abandoned the category. Another risk facing the industry is the increasing feasibility of alternate fuel vehicles, and consumer, government, automobile manufacturer and oil company focus on these technologies.

     Similar to many other retail industries, the convenience store and petroleum marketing industry is facing a shortage of employees. The cause of the shortage is the decline in teenagers and the extremely low unemployment level. Competition for labor is high as all retail channels scramble to find employees in this low-unemployment environment. The industry, which typically pays higher than minimum wage, needs to continue to do so to attract employees. Because of image upgrades, operators now look for customer-service oriented employees, which puts more pressure on operators to find qualified workers. Faced with the difficulty of recruiting labor, c-store operators routinely compete for labor and hire from one another's staff. In addition, c-store operators compete for employees with all other retail segments and with entry-level white collar and technical jobs.

     The c-store industry is facing new competition and threats to key categories. Most companies in the industry are changing operations to be competitive and are looking to technology to help improve sales and profitability. Gasoline margins have been pressured by rapidly rising crude and wholesale prices over the past year. C-stores have become the prevailing channel for cigarette sales, though margins on this category are pressured. Given this environment, industry executives share many areas of concern. The top industry concern is availability of labor. Government regulation is a close second. Rounding out the top 6 are competition within the industry, employee theft, competition from outside the industry and tobacco legislation. Many concerns pertain to the cost of doing business: competition, attracting new employees, employee theft, technology and government regulation. Despite all the urgency placed on brand differentiation through facilities and ancillary service offerings, location and customer service are still viewed to be the key success factors of a c-store. Convenient location and customer service, coupled with competitive gasoline prices, are ways to generate sales. To increase the bottom line, operators need to become more efficient, taking advantage of economies of scale and scope where possible.

THE AUTOMOTIVE AFTERMARKET INDUSTRY

     The automotive aftermarket industry is defined as products and services sold after the initial purchase of a new motor vehicle, including non-manufacturer options at the time of original sale. FFCA estimates that product and service sales in the automotive aftermarket were $170 billion in 1999, up from a revised $163 billion in 1998, based on several sources of industry information available. This represents 1.8% of gross domestic product and 2.7% of personal consumption expenditures in 1999, unchanged from 1998. Total aftermarket sales are heavily correlated with gross domestic product, disposable personal income, vehicle miles driven and vehicle age. Total sales of $170 billion encompass aftermarket product sales and service (including labor) charges for all cars, light trucks and heavy trucks, but does not include auto body parts, crash parts, communication equipment, sound accessories, audio equipment, fuel and miscellaneous accessories or the cost of labor performed in-house by fleets in their own repair facilities.

     Consumers have three basic choices for repairing or personalizing their vehicle: (1) take the vehicle to an automobile dealer; (2) select an independent mechanic or specialty chain; or (3) perform the repair themselves. Thus, the aftermarket is divided into two segments based on these decisions: parts and service. The parts segment is comprised of accessories and replacement parts that are sold to consumers who typically perform their own vehicle maintenance. The service segment encompasses the sale of professionally installed parts and labor to consumers. The service segment includes such functions as fluids (lube shops), under-the-car (brake shops), under-the-hood (tune-up shops and transmission shops), tires, auto body and paint, and combinations of these sectors. Both specialty chains and dealers are included in the service segment. Most major chains generally specialize in one segment or the other. In the service segment, some locations are focusing on single services while others are developing a menu of services to increase the average ticket per customer.

     There are approximately 370,000 outlets that compete in the automotive aftermarket, including automobile dealers, specialty and general repair and maintenance shops, parts stores, tire stores, auto body and paint shops and service stations and garages. Most are owned by independent operators, as evidenced by the fact that the top 50 chains in the aftermarket account for approximately 10% of all outlets, up from 9%. This implies that chains are more efficient, capturing a large share of the market despite their having a fewer number of units. Competitive factors in the industry (for both parts and service) include location, quality of service, quality of products, price, concept name and recognition and speed of service.

     Competitors within the aftermarket include: (1) full service gasoline stations; (2) auto dealerships; (3) general repair garages; (4) tire outlets;
(5) discounters/mass retail merchandisers; (6) parts retailers; and (7) specialty repair shops. Specialty repair shops have been a driving factor behind the growth in the aftermarket. The specialty service business encompasses the service of specific automotive needs such as mufflers, tune-ups, transmissions, paint and bodywork, oil changes and auto glass. Some companies adopt a single service/product line while others have expanded to multiple lines.

     Maintainers are persons responsible for the repair and maintenance of an automobile, truck, sport utility vehicle or van. A maintainer can be a vehicle owner, lessee or caretaker. There are two types of maintainers - vehicle owners who prefer to repair or accessorize their vehicle (or for a friend, relative, etc.) themselves, referred to as "do-it-yourselfer" or "DIYer," and those who prefer to have a professional work on their vehicle, referred to as "do-it-for-me" or "DIFM." These two groups are not mutually exclusive. Many light DIY consumers (for example, those who change their own oil) prefer to take their vehicles to the shop for more difficult or time-consuming maintenance/repairs. While DIY sales grew slowly over the past decade, purchased services and product sales at DIFM establishments increased at a faster rate. The healthy economy in recent years and aging population are changing many DIY customers into DIFM customers.

     There are approximately 330,000 service outlets in the U.S., including specialty repair shops, tire stores and independent garages and service stations. The top 40 chains account for approximately 9% of the total outlets in the service segment. The Automotive Service Industry Association (now the Automotive Aftermarket Industry Association) estimates that chain repair shops were responsible for 42.1% of sales in 1998, while independent garages captured 57.9% of sales. By far, the largest group in the industry is independent repair shops. The number of service stations and garages that perform auto repair declined significantly between 1980 and 2000, slipping from 227,000 to 145,000. The market share of products installed by mechanics in light cars and trucks has dropped as well. Most chains in this industry are comprised of small franchisees (1-5 stores) rather than large franchise operators such as those found in the restaurant industry. As a result, franchisees in this industry rely heavily on the franchisor for such services as inventory, training, site selection and even financing. Independent shop owners and small franchisees often work in their shops. This fact, in combination with the growth of chains, increasing competition, increasing cost of technology and increasing cost of labor, is forcing a change in the industry. Chains, especially quick lube chains, are purchasing independents. With industry growth slowing, many independents are fighting for survival. This has lead them to (1) specialize in services (for example, electrical and engine rebuilds) that chains choose not to perform because they are either too hard to estimate correctly, too hard to perform to consumer's satisfaction or unprofitable; and (2) join service program groups being created by parts warehouse distributors and jobbers.

     The service segment is changing through specialization, consolidation, assimilation and teaming. Most chains specialize in one or more services. There are no real general repair shop chains in the aftermarket. Specialization, the concentration of efforts in a particular field or activity, occurs when companies focus on one area of business rather than being all things to all people. Quick lubes are an example of chains that specialize in one service, while tune-up shops typically offer several services, including tune-ups and oil changes. Chains specialize for many reasons including: decreasing bay downtime, increasing profitability, reducing labor and increasing brand awareness.
Consolidation is also occurring in the mature industry. Larger chains are acquiring smaller chains and independents to increase store size and spread costs over more locations. Assimilation of independents through jobber and warehouse program groups is allowing independents to have brand awareness and legitimacy (i.e. customer confidence) through the program's brand name, as well as discounts or rebates on purchases. Teaming/co-branding typically occurs to save construction costs or gain brand acceptance for a concept new to an area.

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

     While vehicle owners may desert dealerships, choosing non-dealer maintenance options once vehicle warranties expire, extended warranties and automobile leasing have strengthened consumers bond with automobile dealers. The dealer service market product share has increased since 1990 and is expected to continue to increase in the foreseeable future, rising from 23.1% in 1995 to 26.0% in 2000. Dealers are targeting service sales because while parts and service sales accounts for less than 20% of total dollar sales, they generate nearly 50% of their profits, according to Lang Marketing. Furthermore, automobile manufactures believe the heightened focus they and their dealers are placing on parts and service sales will lead to increased customer loyalty and repeat purchases. In addition, new car manufacturers are adding options that used to be exclusively sold in the aftermarket, such as window tinting and auto alarms, to increase sales.

     A challenge to the industry is that most consumers have a "general lack of desire" to have routine maintenance performed on their vehicles, and the leasing trend is encouraging more of this attitude. Many industry participants are focusing on consumer education to ensure that consumers understand the benefits of performing scheduled maintenance, such as higher resale value and giving their vehicle a longer useful life. On the other hand, neglecting regular maintenance can cost money through such problems as corroded brakes from not changing brake fluid, engine seizure from not changing the oil, and replacing tires more often because they were not rotated.

REGULATION

     FFCA, through its ownership and financing of real estate, is subject to a variety of environmental, health, land-use, fire and safety, and other regulation by federal, state and local governments that affects the development and regulation of chain store properties. FFCA's leases and mortgage loans impose the primary obligation for regulatory compliance on the operators of the chain store properties. Subject to the environmental discussion included under
Item 2 "Properties", in most instances, FFCA does not have primary responsibility for regulatory compliance and any obligation of FFCA would be based upon the failure of chain store operators to comply with applicable laws and regulations. In connection with the origination and servicing of mortgage loans, FFCA is required to be licensed in numerous jurisdictions and is subject to various lending regulations.

     No portion of FFCA's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States Government. FFCA does not manufacture any products and therefore does not require any raw materials in order to conduct its business. FFCA does not believe that its business is particularly seasonal. Item 2. PROPERTIES.

     FFCA provides real estate financing to multi-unit operators of chain restaurants, convenience stores and automotive services and parts outlets, primarily through long-term real estate leases and mortgage loan financing. At December 31, 2000, FFCA had a combined investment and servicing portfolio of 6,224 properties. Of this total, FFCA had interests in 5,487 properties (of which 2,448 properties represent FFCA's direct investments in real estate mortgage loans and properties subject to leases and 3,039 properties represent securitized mortgage loans in which FFCA holds a residual interest) and the remaining 737 properties represent real estate mortgage loans sold to others but still serviced by FFCA. FFCA's interests in the 5,487 properties consist of investments in 3,499 chain restaurants, 1,634 convenience stores, 345 automotive outlets and nine other retail properties.

     Of the 2,448 properties included in FFCA's investment portfolio at December 31, 2000, FFCA has fee-simple ownership in 2,212 properties (the "owned" properties). The real estate owned by FFCA at December 31, 2000 consists of the land and buildings comprising each chain property, except for 9 properties on which FFCA holds title to the land only and made mortgage loans for the related buildings (the "hybrid mortgages"). The properties owned by FFCA and the land related to the hybrid mortgages are leased to the chain operators under long-term net leases. The remaining properties represent mortgage loan financing transactions in which FFCA generally holds a first mortgage on the land and buildings comprising the properties (the "financed properties"). On approximately 25 of the financed properties, FFCA made mortgage loans for the buildings and improvements and the borrowers lease the land from third parties under ground leases.

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

     The land size for a typical fast food restaurant generally ranges from 30,000 to 45,000 square feet, with original acquisition costs generally ranging from $300,000 to $450,000. Full service restaurant land averages range from 40,000 to 100,000 square feet and from $480,000 to $1,200,000 in land acquisition costs. Fast food restaurant buildings generally range from 1,500 to 4,000 square feet in size, with the larger stores having a greater seating capacity and equipment area. Site preparation varies depending upon the area in which the fast food restaurant is located and on the size of the building and site. Building and site preparation costs generally range from $250,000 to $725,000 for each property. Full service restaurant building averages range from 4,500 to 9,500 square feet and from $550,000 to $1.5 million in building costs.

     Convenience store sizes range from 800 square feet for a gas station with a store that sells only the fast moving items found in a traditional convenience store (tobacco, beverages and snacks) to 5,000 square feet for a store that has a bakery, a sit down restaurant area or a pharmacy (many of these locations also sell gasoline). The typical convenience stores generally range in size from 2,000 to 3,000 square feet, although new stores average 3,200 square feet. The original investment per new store averages $1,053,000 for a rural convenience store (approximately 28% land, 38% building and 34% equipment) and $1,422,000 for an urban convenience store (approximately 37% land, 33% building 30% equipment).

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

     The properties, which FFCA either purchases or finances, are subject to certain requirements and potential liabilities under federal, state and local environmental laws. Certain environmental laws impose liability on property owners for the presence of hazardous substances on their properties regardless of whether the owner was responsible for the release of such substances. Under some environmental laws, a lender may, under certain limited circumstances, be deemed to be an "owner" or "operator" of a property, thereby imposing liability upon such lender for the cost of responding to a release or threat of a release of hazardous substances on or from a borrower's property, regardless of whether a previous owner caused the environmental damage. Federal and state environmental laws have established a regulatory program for the detection, prevention and clean up of leaking underground storage tanks.

     FFCA's policy with respect to environmental risks, which has been in effect since mid-1994, is that all properties which are to be either acquired or financed shall have been the subject of (a) a Phase I environmental assessment which concludes that no further investigation is necessary (if the Phase I assessment recommends further investigation, a Phase II environmental assessment which concludes that no remediation or further action is required) or, (b) an environmental insurance policy from a third-party insurance carrier. Properties acquired from FFCA's predecessors did not have environmental investigations performed either at the time FFCA acquired the properties from its predecessors or when such properties were acquired by the predecessor entities. FFCA is not currently a party to any litigation or administrative proceeding with respect to a property's compliance with environmental standards that could reasonably be expected to have a material adverse effect upon FFCA.

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

     In the case of properties financed by FFCA through mortgage loans, the environmental insurance policy term equals the full term of the related mortgage loan. In the event of a loss (as defined in the policy), the insurer must pay the outstanding principal balance due under the applicable mortgage loan, less a deductible amount. With regard to certain of the policies that were purchased prior to 1999, in the event of a loss, the insurer must pay the lesser of (a) the cost of remediation and other clean-up costs and expenses, or (b) the outstanding principal balance due under the applicable mortgage loan, less a deductible amount. In the case of properties acquired by FFCA in sale-leaseback or similar transactions, title is acquired in the name of a special purpose subsidiary of FFCA formed solely for the purpose of holding title to such properties. The environmental insurance policy that is issued where FFCA purchases the property is for a term of 20 years, subject to renewals for ten-year periods. In assessing the environmental risk associated with the ownership of potentially contaminated real property, FFCA obtains from its insurer an environmental risk assessment upon which it bases its decision whether to purchase a given property and the amount of coverage to obtain. In all instances where it is purchasing property, it is FFCA's policy to purchase coverage in an amount equal to 100% of the worst-case estimate of the cost of remediation as determined by the environmental insurer, less the deductible amount.

     FFCA's lease and mortgage loan documents require each chain store operator to make any expenditure necessary to comply with applicable laws and as may be required under any applicable franchise agreement; therefore, FFCA is generally not required to make capital expenditures in connection with any property it finances. There were no capital expenditures on properties in 2000 or 1999. Capital expenditures amounted to approximately $120,000 in 1998.

     As of February 28, 2001, FFCA owned or had financed approximately 6,270 properties. All but 83 of the properties were being leased or were performing under a mortgage loan agreement. These nonperforming properties are being actively remarketed for lease or sale. Vacant properties held for sale represent approximately one percent of FFCA's total real estate investment portfolio.

     FFCA invests in chain store real estate throughout the United States. No one property is a principal property of FFCA, because each property represents less than one half of one percent of FFCA's total assets. Reference is made to the Schedule of Real Estate and Accumulated Depreciation (Schedule III) filed with this Report for a summary of the geographic diversity of the properties owned by FFCA as of December 31, 2000. In addition, FFCA has financed, through mortgage loans, certain chain store properties located throughout the United States and in Canada (though investments in Canada are not significant). Reference is made to the Schedule of Mortgage Loans on Real Estate (Schedule IV) filed with this Report for a summary of properties financed through mortgages in FFCA's held-to-maturity portfolio. FFCA has also originated mortgage loans held for sale, which total $164 million at December 31, 2000. Generally, these loans are first mortgage loans on the land, buildings and/or equipment of restaurants, convenience stores or automotive services and parts outlets. The properties financed through these mortgage loans are geographically diverse, ranging from 4% located in the Pacific and Northeast regions of the United States to 34% located in the Southeast region to 3 properties located in Canada.

     During 2000, approximately 68% of FFCA's revenues were derived from real estate investments leased to chain store operators. The leases are generally 15 to 20 years in length with two or four five-year renewal options. The expiration schedule of the initial terms of FFCA's leases extends through 2020, with a weighted term of such investments of approximately 12 years as of December 31, 2000. Eleven percent of FFCA's investments in properties subject to operating leases have terms that expire in the year 2005 and 2017 and 10% expire in 2019. In all other years, expiring leases represent less than 10% of total lease investments.

     The FFCA corporate headquarters is located in Scottsdale, Arizona, consisting of approximately 60,000 square feet of building on approximately five acres of land. The land and building comprising FFCA's corporate headquarters are owned by a subsidiary of FFCA. FFCA rents 3,300 square feet of office space in a building adjacent to its headquarters under a lease at approximately $75,000 per year plus common area expenses. As of January 2001, FFCA subleased this space through the remaining term of the lease. In July 2000, FFCA entered into a 5-year lease agreement for 20,000 square feet of office space in an adjacent building for approximately $320,000, plus common area expenses and rent escalation provisions. In September 2000, FFCA purchased a parcel of land (3.6 acres) for approximately $1.9 million from an affiliate. The land parcel is located adjacent to FFCA's current corporate headquarters site and may be used for the future expansion of FFCA's corporate headquarters.

ITEM 3. LEGAL PROCEEDINGS.

     FFCA is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against FFCA or its properties, other than routine litigation arising in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of FFCA's security holders during the fourth quarter ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     FFCA's common stock is currently traded on the New York Stock Exchange ("NYSE") under the symbol FFA. FFCA began trading on the NYSE on June 29, 1994. The following table sets forth the high and low sales prices per share as quoted by the NYSE for the following quarters of the fiscal years indicated:

                                          SALES PRICES
                                       -----------------            DIVIDENDS
FISCAL 2000                            HIGH          LOW            DECLARED
-----------                            ----          ---            --------
Fourth Quarter                       $23.875       $20.063           $ .56
Third Quarter                         25.250        22.188             .53
Second Quarter                        25.250        21.688             .53
First Quarter                         24.938        22.250             .53
                                                                     -----
                                                                     $2.15

                                          SALES PRICES
                                       -----------------            DIVIDENDS
FISCAL 1999                            HIGH          LOW            DECLARED
-----------                            ----          ---            --------
Fourth Quarter                       $24.500       $20.813           $ .53
Third Quarter                         24.188        21.188             .49
Second Quarter                        25.250        20.750             .49
First Quarter                         25.563        20.125             .49
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

HOLDERS

     There were 14,645 holders of record of FFCA's shares of common stock as of February 19, 2001; however, FFCA believes the total number of shareholders of FFCA to be approximately 62,000 since nominees hold certain shares.

DIVIDEND REINVESTMENT PLAN

     FFCA has a dividend reinvestment plan which allows shareholders to acquire additional shares of FFCA common stock by automatically reinvesting dividends. Additional shares acquired under the plan may be newly issued shares or shares acquired on the open market. Shareholders who do not participate in the plan continue to receive dividends as declared. As of February 19, 2001, shareholders owning approximately 6% of the outstanding shares participate in the plan.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected financial data presented in the table below summarizes certain consolidated financial information of FFCA and its wholly owned subsidiaries for the five years in the period ended December 31, 2000.

                             SELECTED FINANCIAL DATA

In thousands, except per share data                       2000            1999           1998           1997           1996
                                                       ----------      ----------     ----------     ----------     ----------
OPERATIONS DATA
  Total revenues                                       $  232,495      $  218,475     $  169,568     $  134,988     $  121,166
  Income before gain on sale of property and other        107,607         107,744         85,182         65,707         60,036
  Gain on sale of assets (a)                               39,187          40,983         10,535          5,471          9,899
  Income before provision for income taxes                148,421         148,727         95,717         72,897         68,539
  Provision for income taxes (b)                            5,617              --             --             --             --
  Income before cumulative effect of a change in
   accounting principle                                   142,804         148,727         95,717         72,897         68,539
  Cumulative effect of implementing SAB 101(c)             (2,272)             --             --             --             --
  Net income                                              140,532         148,727         95,717         72,897         68,539
  Dividends declared                                      121,065         115,275         93,004         75,004         72,846
  Earnings per share, assuming dilution:
    Income before gain on sale of property and
     other costs                                       $     1.90      $     1.94     $     1.78     $     1.59     $     1.48
    Income before provision for income taxes           $     2.62      $     2.68     $     2.00     $     1.76     $     1.69
    Income before cumulative effect of a change in
     accounting principle                              $     2.53      $     2.68     $     2.00     $     1.76     $     1.69
    Net income                                         $     2.48      $     2.68     $     2.00     $     1.76     $     1.69
  Dividends declared per share                         $     2.15      $     2.00     $     1.90     $     1.82     $     1.80
  Weighted average common and common equivalent
   shares outstanding                                      56,554          55,505         47,908         41,333         40,603

BALANCE SHEET DATA
  Real estate owned, at cost                           $1,444,233      $1,474,758     $1,274,600     $  951,305     $  868,215
  Mortgage loans receivable                                59,588          57,996         43,343         35,184         57,808
  Mortgage loans held for sale                            163,572         139,703        163,172        251,622             --
  Note receivable from affiliate (d)                           --              --             --             --        147,616
  Other investments                                       197,549         199,381        127,923         82,303         37,836
  Total assets                                          1,700,879       1,710,796      1,460,429      1,179,198        988,776
  Notes payable                                           617,756         501,859        500,168        309,360        298,956
  Borrowings under line of credit                         106,000         238,000        188,000        302,000        150,500
  Other debt                                                   --           8,500          8,500          8,500          8,500
  Shareholders' equity                                 $  918,596      $  903,632     $  716,434     $  522,996     $  495,370

----------
(a) Results of operations may be largely impacted by gains on the sale of properties or as a result of securitization transactions. Of the gain on the sale of assets reported in 2000, 1999, and 1998, $9.9 million, $36.1 million, and $7.1 million, respectively, relates to securitization transactions completed in those years and $24.7 million in 2000 relates to gains on whole loan sales.
(b) Income taxes are specific to FFCA's taxable REIT subsidiary, FFCA Funding Corporation, formed in January 2000.
(c) FFCA implemented the Securities and Exchange Commission's Staff Accounting Bulletin 101 (SAB 101) in the fourth quarter of 2000. This new accounting principle changes the timing of the recognition of contingent rental revenues.
(d) Note receivable from FFCA's former affiliate, FFCA Mortgage Corporation, which was dissolved in 1997, represents mortgage loans held for sale by the affiliate.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     Franchise Finance Corporation of America is a self-administered real estate investment trust ("REIT") which provides real estate financing to multi-unit operators of chain restaurants, convenience stores and automotive services and parts outlets. Franchise Finance Corporation of America and its subsidiaries (collectively "FFCA") offer financing through various products, including mortgage loans, equipment loans, construction financing and long-term real estate leases. At December 31, 2000, FFCA's combined investment and servicing portfolio represented 6,224 properties (including chain store loans serviced for others). FFCA had interests in 5,487 properties representing approximately $1.9 billion in gross investments in chain store properties located throughout the United States and in Canada (although the amount of FFCA's investments in Canada is not significant). In addition to this geographic diversification, approximately 480 different operators in approximately 170 retail chains comprise the portfolio. FFCA's investment portfolio included 2,448 chain store properties represented by investments in real estate mortgage loans and properties subject to leases and 3,039 properties represented by securitized mortgage loans in which FFCA holds a residual interest.

LIQUIDITY AND CAPITAL RESOURCES

     In 2000, FFCA originated $909 million in new real estate financings. With over 900 properties financed during 2000, FFCA's cumulative investment activity now totals nearly $4.4 billion since the formation of the REIT in June 1994. FFCA's strategic decision to focus on offering mortgage loan products to provide better shareholder returns resulted in a three-year loan sale agreement with Washington Mutual Bank, FA, effective through December 31, 2002; accordingly, mortgage loans grew to represent over 95% of new investments during 2000 as compared to 81% in 1999 and 58% in 1998. The investment level in 2000 decreased 33% from the $1.36 billion invested in 1999. This was due in part to the reduced transaction volume associated with the transition required to implement FFCA's whole loan sale program, increased interest rates and a reduction in the number of financings of large transactions ($100 million or more). The 1999 investment level represented an increase of 46% over 1998's investments of $928 million, due primarily to FFCA's expansion into the convenience store and automotive parts and service industries that began at the end of 1997.

     Under the Washington Mutual loan sale agreement, a taxable REIT subsidiary of FFCA originates loans and simultaneously sells them to Washington Mutual while FFCA retains the servicing rights on the loans sold. Under this agreement, FFCA has certain limited contingent recourse obligations with respect to the performance of the loans. Washington Mutual effectively funds the loans at origination; therefore FFCA does not require significant liquidity or access to capital to originate these loans. During 2000, approximately half of the mortgage loans originated were sold to Washington Mutual. FFCA's other investment activities are funded initially by draws on its revolving credit facilities and cash generated from operations. At December 31, 2000, FFCA had $244 million available on its bank revolving loan facility and had $530 million available on its $600 million Morgan Stanley loan sale facility described below. During 2000, FFCA renewed its $350 million unsecured bank credit facility, extending $235 million to September 2003 and $115 million to September 2001 (with options to further extend). This revolving credit facility bears interest at a spread above the one-month LIBOR rate for a weighted average interest rate of 7.37% in 2000 as compared to 6.36% in 1999 and 6.57% in 1998. This facility is used to fund mortgage loans until a sufficiently large and diverse pool of loans is accumulated to warrant the sale of the mortgage loans through a securitization transaction or other loan sale arrangement. Borrowings under the revolving credit facility totaled $403 million in 2000 (as compared to $887 million in 1999 and $738 million in 1998). Cash proceeds from the sale of property, the collection of mortgage loan and note principal payments and the receipt of mortgage loan and note payoffs, aggregating approximately $131 million in 2000 (as compared to $85 million in 1999 and $101 million in 1998), were also available to fund new investments.

     While FFCA primarily intends to originate mortgage loans for sale under its whole loan sale program, it will likely continue to securitize loans. FFCA has a $600 million loan sale facility with Morgan Stanley Securitization Funding Inc. (the "Morgan Stanley loan sale facility"). The Morgan Stanley loan sale facility permits FFCA to sell loans on a regular basis to a trust, until the trust accumulates a sufficiently large pool of loans for sale through a larger securitization transaction. FFCA acts as servicer for the loans following sale to the trust. FFCA sold mortgage loans with an aggregate principal balance of $357 million during 2000, $1 billion during 1999 and $264 million in 1998 through this loan sale facility, receiving $295 million, $862 million and $225 million, respectively, in cash proceeds plus trust certificates representing the remaining 15%-20% of the loan sale price. The trust certificates are held until the loans are sold by the trust at which time FFCA receives subordinated certificates of the subsequent securitization and any excess proceeds received by the trust from the loan sale. The mortgage loans originated by FFCA and sold into the Morgan Stanley loan sale facility, totaling $406 million in 2000, $1.1 billion in 1999, and $335 million in 1998, were securitized and Secured Franchise Loan Trust Certificates were sold to investors. The majority of each securitized loan pool was sold to third parties, while FFCA retained the subordinated investment securities ranging from 9% to 10% of the mortgage loan pools' balance. The amount of real estate investment securities held at December 31, 2000 decreased from the amount held at December 31, 1999 due to the differing subordination levels required for the trust certificates as compared to the held-to-maturity certificates of the securitization transactions.

     As of January 1, 2001, the loan sale facility was renewed at a commitment level of $600 million through December 31, 2001. As of February 16, 2001, FFCA had $531 million available on this loan sale facility and $272 million available on its $350 million bank revolving loan facility.

     FFCA raised a total of $146 million through the sale of 6.7 million shares of common stock in 1999 and $183 million through the sale of 6.9 million shares in 1998, but did not access the equity markets in 2000. With the Washington Mutual loan sale agreement in place, FFCA has reduced its reliance on shareholder equity as a source of capital to fund its continuing growth and does not anticipate raising capital through the issuance of stock during 2001.

     FFCA accessed the debt markets by issuing $265 million in unsecured notes during 2000, $150 million of which replaced the 7% Senior Notes which matured in November 2000. The weighted average interest rate of the notes issued in 2000 was 8.7%. FFCA did not access the debt markets in 1999, but issued $197.5 million in unsecured notes in 1998 at a weighted average rate of 7.95%. FFCA's cost of debt increased during 2000 as compared to 1998, commensurate with overall changes in the interest rate environment. Turbulence in the capital markets during 1998 impacted FFCA's cost of borrowings that year, which rose despite prevailing lower long-term home mortgage and government borrowing rates during that period. As future debt maturities are refinanced, FFCA's cost of debt will continue to be impacted by changes in the capital markets and the overall interest rate environment.

     FFCA faces competition from large banks, insurance companies, finance companies, leasing companies and other real estate investment trusts in the acquisition, financing and leasing of properties. Some of these companies have greater resources or access to capital at more competitive rates than FFCA, allowing them to offer more competitive rates to borrowers. Competition could negatively affect FFCA's growth. In 2001, FFCA plans to continue to make investments in its portfolio-servicing infrastructure to enhance its competitive position; however, in order to continue to grow and effectively compete, FFCA also needs to enhance its access to the capital markets. FFCA's traditional capital sources have included the public debt and equity markets and the asset-backed securities market, as well as capital sources such as FFCA's loan sale facility and its loan sale agreement with Washington Mutual. Volatility in the debt and equity markets makes these traditional capital sources somewhat unreliable. By broadening its funding sources beyond these traditional channels and reducing its cost of capital, FFCA may be better able to face increased levels of competition in the future.

     FFCA continues to explore a number of strategic options to improve its competitive position. During 2001, FFCA plans to explore the expansion of its existing whole loan sale program to include a broad range of other third party participants. In addition, FFCA continues to explore the sale of ancillary financial services products to its customer base. Currently, FFCA's whole loan sale program is primarily dependent on the Washington Mutual loan sale agreement, which expires December 31, 2002. There is no obligation for Washington Mutual to renew the arrangement upon expiration. Moreover, the agreement with Washington Mutual does not obligate Washington Mutual to purchase all of FFCA's loans. Washington Mutual may elect not to purchase loans from FFCA because of concentration issues, underwriting criteria, or for other reasons. Additionally, because Washington Mutual is a regulated lending institution, its ability to continue to purchase loans from FFCA may be subject to changes in regulations affecting these institutions. During 2000, approximately half of the mortgage loans originated were sold to Washington Mutual.

     Although FFCA intends to originate loans for sale through its whole loan sale program, FFCA may continue to securitize mortgage loans. Several factors affect FFCA's ability to complete securitizations of its loans, including conditions in the securities markets generally, conditions in the franchise loan sector of the asset-backed securities markets specifically, the credit quality of FFCA's loans, compliance of FFCA's loans with the eligibility requirements established by the securitization documents and the absence of any material downgrading or withdrawal of ratings given to certificates issued in FFCA's previous securitizations. Volatility in the credit markets may impair FFCA's ability to successfully securitize its loans in the future.

     At December 31, 2000, FFCA's outstanding commitments to extend credit aggregated approximately $245 million. These commitments were made to operators who operate chain restaurants, convenience stores and automotive services and parts outlets, to acquire or finance (subject to FFCA's customary underwriting procedures) over 230 chain store properties over the next year. FFCA anticipates funding these specific commitments, and other investments in chain store properties, through amounts available on its bank line of credit and the Morgan Stanley loan sale facility, the issuance of mortgage-backed securities through securitization and through FFCA's whole loan sale program.

     For the fourth quarter, the Board of Directors approved raising FFCA's quarterly dividend to $0.56 from $0.53 per share. This dividend was paid on February 20, 2001 to shareholders of record on February 9, 2001. Management anticipates that cash generated from operations will be sufficient to meet operating requirements and provide the level of shareholder dividends required in maintaining FFCA's status as a REIT. FFCA has a dividend reinvestment plan that allows shareholders to acquire additional shares of FFCA stock by automatically reinvesting their quarterly dividends. As of February 2, 2001, shareholders owning approximately 6% of the outstanding shares of FFCA common stock participate in the dividend reinvestment plan and dividends reinvested during 2000 totaled $8.2 million, as compared to $7.2 million in 1999 and $6.1 million in 1998. Beginning with the dividend paid in November of 2000, FFCA purchased its dividend reinvestment plan shares in the open market rather than issuing new shares. Under FFCA's dividend reinvestment plan, common stock for the accounts of plan participants may be purchased from FFCA (newly issued shares with a 2% discount), in the open market or in negotiated transactions with third parties.

     In December 1999, FFCA's Board of Directors adopted a resolution authorizing the repurchase of up to 7.5% of the company's outstanding common stock from time to time in open market or privately negotiated transactions. Through December 31, 2000, FFCA repurchased 582,200 shares, or 14% of the total shares authorized to be purchased. The timing of future purchases and the actual number of common shares purchased will depend on market conditions and available cash flow.

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

     FFCA manages its exposure to changes in interest rates through the use of interest rate agreements (primarily interest rate swap contracts) and by matching the use of variable-rate and fixed-rate debt with variable-rate and fixed-rate investments. Other than investments in chain store loans made under its whole loan sale program, which are funded by the loan buyer upon origination, FFCA initially funds its investments in chain store properties with borrowings on its variable-rate credit facility. Investments in fixed-rate leases are then match-funded through the issuance of fixed-rate debt. The credit facility is also used to warehouse mortgage loans until a sufficiently large and diverse pool is accumulated to warrant the sale of the mortgage loans through a securitization transaction or other loan sale arrangement. Generally, from the time fixed-rate mortgage loans are originated until the time they are sold through a securitization transaction, FFCA hedges against fluctuations in interest rates through the use of derivative financial instruments. FFCA does not hold or issue derivative financial instruments for speculative purposes. The instruments used are interest rate agreements that are non-leveraged and involve little complexity. FFCA is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate contracts. FFCA minimizes its credit risk on these transactions by only dealing with leading, credit-worthy financial institutions and, therefore, does not anticipate nonperformance.

     At December 31, 2000, FFCA had interest rate swap contracts outstanding with a notional amount aggregating $28.8 million. The notional amount serves solely as a basis for the calculation of payments to be exchanged and is not a measure of the exposure of FFCA through its use of derivatives. Under the interest rate swap contracts, two parties agree to swap payments over a specified period where one party agrees to make payments at a specified fixed rate and the other party to the contract agrees to make payments based on a floating rate. FFCA intends to terminate these contracts upon sale or securitization of the fixed-rate mortgage loans in 2001, at which time FFCA would generally expect to receive (if rates rise) or pay (if rates fall) an amount equal to the present value of the difference between the fixed rate set at the beginning of the interest rate swap contract and the then-current market fixed rate at the time of termination.

     FFCA estimates that a hypothetical one percentage point increase or decrease in long-term interest rates at December 31, 2000 would impact the financial instruments described above and result in a change to net income of approximately 1%. This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of prepayment risk or credit spread risk). Therefore, although it gives an indication of FFCA's exposure to interest rate changes at December 31, 2000, it is not intended to predict future results and FFCA's actual results will likely vary.

         FFCA is subject to credit risk on its portfolio of mortgage loans and real estate investment securities held to maturity. FFCA addresses its exposure to credit risk by maintaining diversity in its portfolio by industry, geographic area, chain and operator. In addition, FFCA maintains disciplined underwriting standards and actively manages its portfolio.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEARS ENDED DECEMBER 31, 1999 AND 1998

     Revenues rose to $232 million in 2000 from $218 million in 1999 and $170 million in 1998 due to increases in rental revenues, primarily from new sale/leaseback properties acquired. Increased income from real estate investment securities also contributed to the growth in revenues in 2000 and 1999, due to additional loan securitization transactions. Income before realized and unrealized gains remained stable at $108 million in 2000 and 1999 as compared to $85 million in 1998. FFCA had net income of $141 million ($2.48 per share, assuming dilution) in 2000 as compared to $149 million ($2.68 per share) in 1999 and $96 million ($2.00 per share) in 1998. The decrease in net income was primarily attributable to income tax expense on FFCA's new taxable REIT subsidiary and to the cumulative effect of a change in accounting principle related to the timing of the recognition of certain contingent rental revenues.

     FFCA's primary source of revenues continues to be rental revenues generated by its portfolio of chain store properties that are leased to operators on a triple-net basis. New investments in property subject to operating leases totaled $41 million in 2000, $258 million in 1999 and $365 million in 1998. Rental revenues represented 68% of total revenues in 2000 as compared to 69% in 1999 and 72% in 1998. FFCA's focus on mortgage loan financing has decreased the amount of sale/leaseback properties added to the portfolio during 2000 and, accordingly, the growth rate in rental revenues for 2001 is likely to be lower than 2000's growth rate. Most of the increase in rental revenues this year related to rental revenues on properties acquired in 1999 (most properties acquired in 1999 did not have a full year of revenue reflected until 2000). Generally, property purchases occur throughout the year, resulting in weighted average balances for new sale/leaseback investments of $26 million in 2000, $129 million in 1999 and $145 million in 1998. With FFCA's focus on originating loans under the Washington Mutual loan sale agreement, investments in sale/leaseback properties are not expected to be significant and, accordingly, rental revenues are not expected to increase at the same rate as they have in prior years. Weighted average base lease rates on the new investments were 10.2% in 2000 as compared to 9.9% in 1999 and 1998. Partially offsetting the revenue increases generated by the new investments were decreases in rent revenues related to properties sold.

     During 2000, rental revenues were negatively impacted by a monetary default relating to 97 family dining restaurants, impacting net income by $0.14 per share. FFCA terminated the master lease on these 97 properties on May 31, 2000. FFCA also took a deed in lieu of foreclosure on 15 additional properties securing certain related loans. As of March 1, 2001, 42 of the restaurant properties have been relet under long-term leases and lease agreements are in process for an additional 4 properties. Of the remaining properties, 9 have been sold for a net gain of approximately $210,000, 26 properties have sale agreements in process and 31 properties are being remarketed for sale or lease.

     Approximately one-half of the properties owned by FFCA provide for a base rental plus contingent rentals based on a percentage of the operator's gross sales of the related chain stores. In addition, a small percentage of the mortgages originated by FFCA provide for additional interest based on a percentage of the operator's gross sales of the related chain stores. Such contingent rentals and additional interest aggregated $7.4 million in 2000 as compared to $8.3 million in 1999 and $7.9 million in 1998. The decrease in 2000 is due to the adoption of Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements". This new accounting guidance requires companies to recognize contingent rentals as revenue when the change in the factor on which the contingent lease payment is based actually occurs. Prior to the adoption of Staff Account Bulletin 101, FFCA recognized estimated contingent revenues ratably throughout the year when it was probable that a property would exceed the sales threshold where percentage rental revenues were due, with verification of the actual amount of percentage revenues due received from the operator at various times during the year, based on the operator's reporting requirements. The impact on FFCA's December 31, 2000 financial statements was to delay until 2001 the recognition of contingent rental revenue under SAB 101 that otherwise would have been recognized in 2000 under FFCA's previous accounting method. Generally, leases without the contingent rental provision provide for rent increases during the lease term based on increases in the consumer price index or other rent escalation features.

     Mortgage interest income was 11% of revenues in 2000 as compared to 13% of revenues in 1999 and 15% in 1998. FFCA originated $864 million in mortgage loans in 2000, $1.1 billion in 1999 and $534 million in 1998. FFCA received a loan origination fee upon origination of each loan. The decrease in mortgage interest income in 2000 is due to a greater percentage of loans being sold upon origination, rather than being temporarily held in FFCA's portfolio pending securitization. The amount of mortgage interest income generated each year has been impacted by the amount of loans originated for sale each year and the timing of the sale of these loans. Although FFCA no longer receives mortgage interest income from the mortgages it sells, it receives fees for continuing to service the loans. In addition, when loans are sold through securitization transactions, FFCA receives income from the subordinated investment securities that it retains in connection with the securitizations. These securities generate revenues that are included in "Real Estate Investment Securities Income" in the accompanying financial statements and represented 17% of total revenues in 2000 as compared to 14% in 1999 and 8% in 1998. Though mortgage loans are generally originated for sale or securitization, a portion of FFCA's investment portfolio, approximating $60 million in 2000 and $58 million in 1999, represents mortgage loans receivable that are not being held for sale. These loans generally have short maturities or other loan features that make them less marketable for sale or securitization transactions. FFCA plans to hold these loans to maturity.

     FFCA's revenue is generated by a real estate investment portfolio that is diversified by industry, by concept, by geographical area and by operator. FFCA finances chain store real estate in three industries, representing over 6,200 locations throughout the United States and Canada (though investments in Canada are not significant). During the year ended December 31, 2000, 78% of the revenues generated by the portfolio reflect restaurant investments, 16% reflect convenience store investments and 6% reflect automotive services and parts investments, as compared to 78%, 17% and 5%, respectively, in 1999. With the addition of the convenience store and automotive services and parts industries in 1997, FFCA's portfolio has expanded to include over 170 different chains, including such well-known chains as Applebee's, Arby's, Burger King, Checker Auto Parts, Chevron, Circle K, Citgo, Hardee's, Jack in the Box, Long John Silver's, Jiffy Lube, Pizza Hut, 7-Eleven, Taco Bell, Texaco, Valvoline Instant Oil Change and Wendy's. The lease or mortgage loan agreements are with approximately 480 operators represented within FFCA's investment portfolio. Most of these are multi-unit operators, though no single operator represented 10% or more of FFCA's total portfolio revenues during 2000, 1999 or 1998. As FFCA continues to make new investments, management expects the portfolio to continue to become more diversified.

     With the growth achieved in FFCA's real estate investment portfolio, expenses grew to $125 million in 2000 as compared to $111 million in 1999 and $84 million in 1998, primarily due to increases in interest expense and depreciation each year. Interest expense rose by $5.6 million in 2000, $13.5 million in 1999 and $8.1 million in 1998 due to the use of borrowings for investments in chain store properties. FFCA's weighted average debt outstanding increased to $766.5 million in 2000 from $742 million in 1999 and $590 million in 1998. In addition, FFCA's borrowing rate has changed over the past several years due to changes in FFCA's mix of long-term and short-term debt, together with overall changes in the interest rate environment. FFCA's effective borrowing rate increased to 7.86% in 2000, up from 7.30% during 1999 and 7.01% during 1998.

     Operating, general and administrative expenses in 2000 included consulting and other costs, which totaled $766,000, related to a project that evaluated opportunities in providing internet-based products and services to chain stores. In 1999, consulting and other costs totaling $2.975 million were incurred in connection with the exploration of strategic alternatives. Excluding these non-routine costs, operating, general and administrative expenses for 2000 increased 26% from 1999 as compared to 1999's increase of 24% from 1998. The increase in operating expenses between 1998 and 2000 resulted primarily from the addition of personnel needed for FFCA's expanding line of financial products and to increase FFCA's investment origination and servicing capacity.

     During 2000, FFCA continued to sell mortgage loans through securitization transactions. Certain mortgage loans originated by FFCA, its predecessors and affiliates totaling $406 million in 2000, $1.1 billion in 1999 and $335 million in 1998 were securitized and Secured Franchise Loan Trust Certificates were sold to investors through a trust. The majority of each of these securitized loan pools was sold to third parties, while FFCA retained the subordinated investment securities, which ranged from 9% to 10% of the mortgage loan pools' balance. FFCA also retained the servicing rights on the mortgage loans it sold. In addition, during 2000 FFCA participated in a securitization sponsored by a third party in which FFCA sold 91 loans with an outstanding aggregate principal balance of $55.6 million.

     The retained securities totaled $182 million and $185 million at December 31, 2000 and 1999, respectively. Income generated by retained securities totaled $39.5 million in 2000, $31.1 million in 1999 and $14.4 million 1998. The subordinated investment securities held by FFCA are the last of the securities to be repaid from the loan pools, so that if any of the underlying mortgage loans default, these securities take the first loss. Any future credit losses in the securitized loan pool would be concentrated in these subordinated investment securities retained by FFCA; however, FFCA originates and services mortgage loans and has the infrastructure in place to deal with potential defaults on the securitized portfolio (as it does with the mortgage loans it holds for investment). To date, delinquencies in the securitized loan pools represent less than 2% of the total mortgage loan pool balance.

     FFCA recorded net gains of $39 million on the sale of assets during 2000 as compared to $41 million during 1999 and $10.5 million in 1998. FFCA began selling loans on a whole loan basis in January 2000, primarily under its loan sale agreement with Washington Mutual, generating gains totaling $24.7 million. Mortgage loans sold through securitization transactions generated gains totaling approximately $9.9 million in 2000, $36.1 million in 1999 and $6.2 million in 1998. The remaining gains each year represent the net effect of gains and losses from sales of property, which occur primarily through the disposition of underperforming properties and through the lessee's exercise of purchase options. Approximately 63% of FFCA's land and building leases provide for purchase options and approximately one-half of these options are currently exercisable. During 2000, FFCA sold 121 properties and related equipment as compared to 87 properties sold in 1999 and 57 properties sold in 1998; however, only 4 properties were sold through purchase options in 2000 and 13 and 9 such properties were sold through purchase options in 1999 and 1998, respectively. Generally, the purchase options are exercisable at fair market value (but not less than original cost in most cases). Cash proceeds from the sale of properties through the exercise of purchase options averaged approximately 127% of the properties' original cost in 2000, 129% in 1999 and 120% in 1998. FFCA expects that the exercise of purchase options will continue to be insignificant. Mortgage prepayments have also been insignificant, representing 77 chain store properties in 2000, 126 chain store properties in 1999 and 49 chain store properties in 1998.

     FFCA periodically reviews its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount of the property may not be recoverable, such as may be the case with vacant properties. If an impairment loss is indicated, the loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Gain on the sale of assets on the consolidated statements of income for the years ended December 31, 2000, 1999 and 1998 is net of approximately $145,000, $1.6 million and $4 million, respectively, of loss related to vacant and underperforming properties. Vacant properties held for sale represent less than 1% of FFCA's total real estate investment portfolio. The vacancy level in the portfolio is currently at less than 1% and has remained at less than 2% since FFCA became a REIT in 1994.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     This item is incorporated by reference to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk".

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     This item is incorporated by reference from the Registrant's definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 9, 2001, to be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION.

     This item is incorporated by reference from the Registrant's definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 9, 2001, to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     This item is incorporated by reference from the Registrant's definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 9, 2001, to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     This item is incorporated by reference from the Registrant's definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 9, 2001, to be filed pursuant to Regulation 14A.

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

EXHIBIT NO.                        DESCRIPTION
-----------                        -----------

   2.01 Articles of Merger between FFCA Maryland Corp. and Franchise Finance Corporation of America (1)

   2.02 Certificate of Ownership and Merger merging Franchise Finance Corporation of America into FFCA Maryland Corp. (1)

   3.01 The Amendment and Restatement of Charter of Franchise Finance Corporation of America is included in Exhibit 2.01, and is incorporated herein by reference

   3.02        Bylaws of Franchise Finance Corporation of America (1)

   4.01        Indenture dated as of November 21, 1995 (2)

   4.02        First Supplemental Indenture effective as of December 31, 2000 *

   4.03        Specimen of Common Stock Certificate (3)

   4.04 Officers' Certificate relating to the 7-7/8% Senior Notes Due 2005 of Franchise Finance Corporation of America (4)

   4.05 Officers' Certificate relating to the Medium-Term Notes due Nine Months or More from the Date of Issue of Franchise Finance Corporation of America (5)

   4.06 Form of Medium-Term Fixed Rate Note and Floating Rate Note of Franchise Finance Corporation of America (6)

   4.07 Officers' Certificate relating to the 8.25% Senior Notes Due 2003 of Franchise Finance Corporation of America (7)

   4.08 Rights Agreement, dated as of April 7, 1999, between Franchise Finance Corporation of America and Gemisys Corporation, as Rights Agent (8)

   4.09 Officers' Certificate relating to the 8.75% Senior Notes Due 2010 of Franchise Finance Corporation of America (9)

   10.01 1995 Stock Option and Incentive Plan of Franchise Finance Corporation of America (10)

   10.02 Amendment No. 1 to the 1995 Stock Option and Incentive Plan of Franchise Finance Corporation of America (11)

   10.03 Amendment No. 2 to the 1995 Stock Option and Incentive Plan of Franchise Finance Corporation of America *

   10.04 Master Loan Purchase Agreement, dated as of December 14, 1999, between FFCA Acquisition Corporation, as Seller and Washington Mutual Bank, FA, as Purchaser (12)

   10.05 Guaranty by Franchise Finance Corporation, dated as of December 14, 1999, of certain obligations of FFCA Acquisition Corporation for the benefit of Washington Mutual (12)

   10.06 Amended and Restated Employment Agreement, dated as of January 1, 2000, between Franchise Finance Corporation of America and Morton
               H. Fleischer (13)

   10.07 Amended and Restated Employment Agreement, dated as of January 1, 2000, between Franchise Finance Corporation of America and Christopher H. Volk (13)

   10.08 Amended and Restated Employment Agreement, dated as of January 1, 2000, between Franchise Finance Corporation of America and John
               R. Barravecchia (13)

   10.09 Amended and Restated Employment Agreement, dated as of January 1, 2000, between Franchise Finance Corporation of America and Dennis
               L. Ruben (13)

   10.10 Amended and Restated Employment Agreement, dated as of January 1, 2000, between Franchise Finance Corporation of America and Stephen G. Schmitz (13)

   21.01       Subsidiaries of the Registrant*

   23.01       Consent of Arthur Andersen LLP*

   99.01 Third Amended and Restated Credit Agreement dated as of September 15, 2000 among Franchise Finance Corporation of America, Certain Lenders and Bank of America, N.A. (9)

   99.02 Credit Agreement among Franchise Finance Corporation of America, Certain Lenders and Bank of America, N.A. dated as of September 15, 2000 (9)

   99.03 Third Amended and Restated Sale and Servicing Agreement dated as of January 1, 2001, among FFCA Franchise Loan Owner Trust 1998-1, FFCA Loan Warehouse Corporation, FFCA Acquisition Corporation, Franchise Finance Corporation of America and LaSalle Bank National Association f/k/a LaSalle National Bank (1)

   99.04 Loan Purchase Agreement dated as of August 14, 1998, between FFCA Loan Warehouse Corporation and FFCA Acquisition Corporation (14)

   99.05 Amendment No. 1, dated as of March 18, 1999, to the Loan Purchase Agreement between FFCA Loan Warehouse Corporation and FFCA Acquisition Corporation (13)

   99.06 Amendment No. 2, dated as of January 1, 2000, to the Loan Purchase Agreement between FFCA Loan Warehouse Corporation and FFCA Acquisition Corporation (13)

   99.07 Indenture dated as of August 14, 1998, between FFCA Franchise Loan Owner Trust 1998-1 and LaSalle National Bank. (14)

   99.08 Fifth Amended and Restated Indenture Supplement, dated as of January 1, 2001, between FFCA Franchise Loan Owner Trust 1998-1 and LaSalle Bank National Association f/k/a LaSalle National Bank
               (1)

   99.09 Amended and Restated Note Purchase Agreement dated as of January 1, 2001, among FFCA Franchise Loan Owner Trust 1998-1, FFCA Acquisition Corporation, FFCA Loan Warehouse Corporation and Morgan Stanley Securitization Funding Inc. (1)

   99.10 Note Purchase Agreement dated April 22, 1999, between FFCA Secured Lending Corporation, and Morgan Stanley & Co. Incorporated, Salomon Smith Barney Inc. and Prudential Securities Incorporated, as initial purchasers of $371,908,000 aggregate principal or notional amount of Secured Franchise Loan Trust Certificates, Series 1999-1, Class A-1a, Class A-1b, Class A-2, Class B-1, Class B-2, Class C-1, Class C-2, Class D-1, Class D-2 and Class IO (15)

   99.11 Prospectus Supplement dated September 18, 2001, to Prospectus dated April 16, 1998 (9)

----------
*    Filed herewith.
(1) Incorporated by reference from the Registrant's Current Report on Form 8-K dated December 31, 2000, as filed with the Securities and Exchange Commission.
(2) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated November 24, 1995, as filed with the Securities and Exchange Commission.
(3) Incorporated by reference from the Registrant's Registration Statement on Form S-4 and amendments thereto (Registration Number 33-65302), as filed with the Securities and Exchange Commission.
(4) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated November 24, 1995, as filed with the Securities and Exchange Commission.
(5) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated February 14, 1996, as filed with the Securities and Exchange Commission.
(6) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated April 16, 1998, as filed with the Securities and Exchange Commission.
(7) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated October 27, 1998, as filed with the Securities and Exchange Commission.
(8) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated April 7, 1999, as filed with the Securities and Exchange Commission.
(9) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated September 15, 2000, as filed with the Securities and Exchange Commission.
(10) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the Securities and Exchange Commission.
(11) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999, as filed with the Securities and Exchange Commission.
(12) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated December 14, 1999, as filed with the Securities and Exchange Commission.
(13) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission.
(14) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated August 14, 1998, as filed with the Securities and Exchange Commission.
(15) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999, as filed with the Securities and Exchange Commission.

     (b)  REPORTS ON FORM 8-K.

          During the quarter ended December 31, 2000, FFCA did not file any reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FRANCHISE FINANCE CORPORATION OF AMERICA


Date: March 9, 2001                     By /s/ M. H. Fleischer
                                           -------------------------------------
                                           M. H. Fleischer, Chairman of the
                                           Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 9, 2001                     By /s/ M. H. Fleischer
                                           -------------------------------------
                                           M. H. Fleischer, Chairman of the
                                           Board and Chief Executive Officer


Date: March 9, 2001                     By /s/ John Barravecchia
                                           -------------------------------------
                                           John Barravecchia, Executive Vice
                                           President, Chief Financial Officer
                                           and Treasurer


Date: March 9, 2001                     By /s/ Catherine F. Long
                                           -------------------------------------
                                           Catherine F. Long, Senior Vice
                                           President-Finance and Principal
                                           Accounting Officer


Date: March 9, 2001                     By /s/ Willie R. Barnes
                                           -------------------------------------
                                           Willie R. Barnes, Director


Date: March 9, 2001                     By /s/ Kelvin L. Davis
                                           -------------------------------------
                                           Kelvin L. Davis, Director


Date: March 9, 2001                     By /s/ Kathleen H. Lucier
                                           -------------------------------------
                                           Kathleen H. Lucier, Director


Date: March 9, 2001                     By /s/ Dennis E. Mitchem
                                           -------------------------------------
                                           Dennis E. Mitchem, Director

Date: March 9, 2001                     By /s/ Louis P. Neeb
                                           -------------------------------------
                                           Louis P. Neeb, Director


Date: March 9, 2001                     By /s/ Kenneth B. Roath
                                           -------------------------------------
                                           Kenneth B. Roath, Director


Date: March 9, 2001                     By /s/ Casey J. Sylla
                                           -------------------------------------
                                           Casey J. Sylla, Director


Date: March 9, 2001                     By /s/ Christopher H. Volk
                                           -------------------------------------
                                           Christopher H. Volk, Director


Date: March 9, 2001                     By /s/ Shelby Yastrow
                                           -------------------------------------
                                           Shelby Yastrow, Director

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Report of Independent Public Accountants                                   F-2

Consolidated Balance Sheets - December 31, 2000 and 1999                   F-3

Consolidated Statements of Income For The Years Ended
  December 31, 2000, 1999 and 1998                                         F-4

Consolidated Statements of Changes in Shareholders' Equity
  For The Years Ended December 31, 2000, 1999 and 1998                     F-5

Consolidated Statements of Cash Flows For The Years Ended
  December 31, 2000, 1999 and 1998                                         F-6

Notes to Consolidated Financial Statements                                 F-7

Schedule III - Schedule of Real Estate and Accumulated
  Depreciation as of December 31, 2000                                     F-18

Schedule IV - Schedule of Mortgage Loans on Real Estate
  as of December 31, 2000                                                  F-20

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Franchise Finance Corporation of America:

We have audited the accompanying consolidated balance sheets of FRANCHISE FINANCE CORPORATION OF AMERICA (a Maryland corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franchise Finance Corporation of America and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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


                                       /s/ Arthur Andersen LLP

Phoenix, Arizona
January 22, 2001

                    FRANCHISE FINANCE CORPORATION OF AMERICA

            CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 2000 AND 1999
                    (Amounts in thousands except share data)

                                                                                           2000           1999
                                                                                        -----------    -----------
                                     ASSETS
Investments:
  Investments in Real Estate, at cost (Note 3):
    Land                                                                                $   579,621    $   583,033
    Buildings and Improvements                                                              842,335        871,660
    Equipment                                                                                22,277         20,065
                                                                                        -----------    -----------
                                                                                          1,444,233      1,474,758
    Less-Accumulated Depreciation                                                           227,217        205,400
                                                                                        -----------    -----------
            Net Real Estate Investments                                                   1,217,016      1,269,358

  Mortgage Loans Held for Sale (Note 4)                                                     163,572        139,703
  Mortgage Loans Receivable, net of allowances of $3,050 in 2000 and
   $3,570 in 1999 (Note 5)                                                                   59,588         57,996
  Real Estate Investment Securities (Note 6)                                                181,650        185,252
  Other Investments (Note 5)                                                                 15,899         14,129
                                                                                        -----------    -----------
            Total Investments                                                             1,637,725      1,666,438

Cash and Cash Equivalents                                                                    10,681          4,757
Accrued Interest and Accounts Receivable, net of allowances of $2,705 in
 2000 and $1,125 in 1999                                                                     11,796         10,669
Mortgage Servicing Rights and Other Assets (Note 11)                                         40,677         28,238
                                                                                        -----------    -----------

            Total Assets                                                                $ 1,700,879    $ 1,710,102
                                                                                        ===========    ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Dividends Payable                                                                     $    31,347    $    29,739
  Notes Payable (Note 7)                                                                    617,756        501,165
  Borrowings Under Lines of Credit (Note 8)                                                 106,000        238,000
  Mortgage Payable to Affiliate (Note 11)                                                        --          8,500
  Accrued Expenses and Other                                                                 27,180         29,066
                                                                                        -----------    -----------

       Total Liabilities                                                                    782,283        806,470
                                                                                        -----------    -----------
Commitments and Contingent Liabilities (Note 14)

Shareholders' Equity (Notes 9 and 10):
  Preferred Stock, par value $.01 per share, 10 million shares authorized, none
   issued or outstanding                                                                         --             --
  Common Stock, par value $.01 per share, authorized 200 million shares, issued and
   outstanding 55,976,454 shares in 2000 and 56,110,776 shares in 1999                          560            561
  Capital in Excess of Par Value                                                            924,215        927,147
  Accumulated Other Comprehensive Income (Loss)                                              (1,257)           237
  Cumulative Net Income                                                                     587,082        446,550
  Cumulative Dividends                                                                     (592,004)      (470,863)
                                                                                        -----------    -----------

       Total Shareholders' Equity                                                           918,596        903,632
                                                                                        -----------    -----------

       Total Liabilities and Shareholders' Equity                                       $ 1,700,879    $ 1,710,102
                                                                                        ===========    ===========

                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                        CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                  (Amounts in thousands except per share data)

                                                                     2000           1999          1998
                                                                  ---------      ---------     ---------
Revenues:
  Rental                                                          $ 158,331      $ 151,193     $ 121,490
  Mortgage Loan Interest                                             24,548         28,769        26,118
  Real Estate Investment Securities Income (Note 6)                  39,453         31,073        14,350
  Servicing Income and Other                                         10,163          7,440         7,610
                                                                  ---------      ---------     ---------

                                                                    232,495        218,475       169,568
                                                                  ---------      ---------     ---------
Expenses:
  Depreciation and Amortization                                      35,175         30,923        24,518
  Operating, General and Administrative                              22,903         20,612        14,244
  Property Costs                                                      3,930          1,884         1,778
  Interest                                                           62,553         56,297        42,846
  Related Party Interest (Note 11)                                      327          1,015         1,000
                                                                  ---------      ---------     ---------

                                                                    124,888        110,731        84,386
                                                                  ---------      ---------     ---------

Income Before Realized and Unrealized Gains                         107,607        107,744        85,182

Unrealized Gain on Real Estate Investment Securities                  1,627             --            --
Gain on Sale of Assets (Note 6)                                      39,187         40,983        10,535
                                                                  ---------      ---------     ---------

Income Before Income Tax Expense                                    148,421        148,727        95,717
Income Tax Expense (Note 2)                                           5,617             --            --
                                                                  ---------      ---------     ---------
Income Before Cumulative Effect of a Change in Accounting
 Principle                                                          142,804        148,727        95,717
Cumulative Effect of a Change in Accounting Principle (Note 2)       (2,272)            --            --
                                                                  ---------      ---------     ---------

Net Income                                                        $ 140,532      $ 148,727     $  95,717
                                                                  =========      =========     =========
Per Share Data:
Basic Net Income Per Share                                        $    2.49      $    2.69     $    2.01
                                                                  =========      =========     =========
Diluted Net Income Per Share                                      $    2.48      $    2.68     $    2.00
                                                                  =========      =========     =========
Number of Common Shares Used in Basic Net Income Per Share           56,371         55,346        47,554
Incremental Shares from Assumed Conversion of Options                   183            159           354
                                                                  ---------      ---------     ---------
Number of Common Shares Used in Diluted Net Income
 Per Share (Note 2)                                                  56,554         55,505        47,908
                                                                  =========      =========     =========

                 The accompanying notes are an integral part of
                         these consolidated statements.

                    FRANCHISE FINANCE CORPORATION OF AMERICA

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                  (Amounts in thousands except per share data)

                                                                             ACCUMULATED
                                       COMMON STOCK ISSUED     CAPITAL IN      OTHER
                                      ----------------------   EXCESS OF    COMPREHENSIVE   CUMULATIVE   CUMULATIVE
                                       SHARES        AMOUNT    PAR VALUE       INCOME       NET INCOME    DIVIDENDS      TOTAL
                                      ---------    ---------   ---------      ---------     ---------     ---------    ---------
BALANCE, December 31, 1997              41,788       $418       $583,056       $    --       $202,106     $(262,584)   $ 522,996
  Comprehensive income
    Net income                                                                                 95,717
       Total comprehensive income                                                                                         95,717
  Dividends declared -
    $1.90 per share                                                                                         (93,004)     (93,004)
  Issuance of common stock               6,905         69        182,479                                                 182,548
  Incentive and benefit plans               34          1            107                                                     108
  Dividend reinvestment plan               234          2          6,069                                                   6,071
  Exercise of stock options                102          1          1,997                                                   1,998
                                        ------       ----       --------       -------       --------     ---------    ---------

BALANCE, December 31, 1998              49,063        491        773,708            --        297,823      (355,588)     716,434
  Comprehensive income
    Net income                                                                                148,727
    Unrealized gain on securities                                                  237
       Total comprehensive income                                                                                        148,964
  Dividends declared -
    $2.00 per share                                                                                        (115,275)    (115,275)
  Issuance of common stock               6,700         67        145,702                                                 145,769
  Incentive and benefit plans               16                       385                                                     385
  Dividend reinvestment plan               323          3          7,166                                                   7,169
  Exercise of stock options                  9                       186                                                     186
                                        ------       ----       --------       -------       --------     ---------    ---------

BALANCE, December 31, 1999              56,111        561        927,147           237        446,550      (470,863)     903,632
  Comprehensive income
    Net income                                                                                140,532
    Unrealized loss on securities                                               (1,494)
       Total comprehensive income                                                                                        139,038
  Dividends declared -
    $2.15 per share                                                                                        (121,141)    (121,141)
  Repurchased shares                      (582)        (6)       (12,662)                                                (12,668)
  Incentive and benefit plans              118          1            902                                                     903
  Dividend reinvestment plan               282          3          6,374                                                   6,377
  Exercise of stock options                 47          1            954                                                     955
  Warrants issued                                                  1,500                                                   1,500
                                        ------       ----       --------       -------       --------     ---------    ---------

BALANCE, December 31, 2000              55,976       $560       $924,215       $(1,257)      $587,082     $(592,004)   $ 918,596
                                        ======       ====       ========       =======       ========     =========    =========

                 The accompanying notes are an integral part of
                         these consolidated statements.

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (Amounts in thousands)

                                                                       2000             1999             1998
                                                                   -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $   140,532      $   148,727      $    95,717
  Adjustments to net income:
    Depreciation and amortization                                       35,175           30,923           24,518
    Gain on sale of assets                                             (39,187)         (40,983)         (10,535)
    Unrealized gain on real estate investment securities                (1,627)              --               --
    Other                                                               12,118            7,273            2,600
                                                                   -----------      -----------      -----------

          Net cash provided by operating activities                    147,011          145,940          112,300
                                                                   -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property                                              (43,183)        (259,102)        (366,836)
  Investment in mortgage loans                                        (940,956)      (1,097,135)        (537,665)
  Investment in notes receivable                                        (4,690)          (5,525)         (33,819)
  Proceeds from securitization transactions                            350,100        1,031,243          540,372
  Proceeds from whole loan sales                                       503,909               --               --
  Proceeds from sale of property                                        79,282           56,795           33,764
  Receipt of mortgage loan and note payoffs                             42,268           18,523           56,415
  Collection of mortgage loan and note principal                         9,296            9,989           10,601
  Collection of investment security principal                           14,321            6,216            3,184
                                                                   -----------      -----------      -----------

          Net cash (used) provided by investing activities              10,347         (238,996)        (293,984)
                                                                   -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                      (113,157)        (102,410)         (82,532)
  Proceeds from issuance of common stock                                 1,084          146,342          184,654
  Repurchase of common stock                                           (12,668)              --               --
  Proceeds from bank borrowings                                        403,000          887,000          738,000
  Proceeds from issuance of notes                                      263,807               --          190,313
  Payment of bank borrowings                                          (535,000)        (837,000)        (852,000)
  Payment of mortgage payable to affiliate                              (8,500)              --               --
  Payment of other unsecured notes                                    (150,000)              --               --
                                                                   -----------      -----------      -----------
          Net cash (used) provided by financing activities            (151,434)          93,932          178,435
                                                                   -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     5,924              876           (3,249)

CASH AND CASH EQUIVALENTS, beginning of year                             4,757            3,881            7,130
                                                                   -----------      -----------      -----------

CASH AND CASH EQUIVALENTS, end of year                             $    10,681      $     4,757      $     3,881
                                                                   ===========      ===========      ===========

                 The accompanying notes are an integral part of
                         these consolidated statements.

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


(1)  ORGANIZATION AND OPERATION:

     Franchise Finance Corporation of America, a Maryland corporation, is a self-administered real estate investment trust ("REIT") providing real estate financing to chain store operators (including operators of restaurants, convenience stores and automotive service and parts stores). Franchise Finance Corporation of America and its subsidiaries (collectively, "FFCA") offer financing through various products, including mortgage loans, sale-leaseback transactions, equipment loans and construction financing. At December 31, 2000, FFCA had interests in 5,487 properties representing approximately $1.9 billion in gross investments in chain store properties located throughout the United States and in Canada (although the amount of FFCA's investments in Canada is not significant). In addition to this geographic diversification, the portfolio is also represented by approximately 480 different operators in approximately 170 retail chains. No single operator contributed more than 8% to FFCA's total portfolio revenues during the year ended December 31, 2000. FFCA's combined investment and servicing portfolio included 2,448 chain store properties consisting of investments in real estate mortgage loans and properties subject to leases, 3,039 properties consisting of securitized mortgage loans in which FFCA holds a residual interest and 737 properties consisting of loans that are owned by others but still serviced by FFCA.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     CONSOLIDATION - The accompanying consolidated financial statements include the accounts of FFCA and its wholly-owned subsidiaries, FFCA Acquisition Corporation (and its wholly-owned subsidiary FFCA Loan Warehouse Corporation), FFCA Capital Holding Corporation, FFCA Residual Interest Corporation, FFCA Secured Assets Corporation, FFCA Secured Lending Corporation and FFCA Institutional Advisors, Inc. The consolidated financial statements in 2000 also include the accounts of FFCA Funding Corporation ("Funding"), which was established on January 4, 2000 as a nonqualified REIT subsidiary of FFCA to originate mortgage loans for sale. All intercompany transactions have been eliminated in consolidation.

     FEDERAL INCOME TAXES - FFCA has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. As a result, FFCA generally will not be subject to federal income taxation at the corporate level provided it meets certain tests which, among other things, require that its assets consist primarily of real estate, its income be derived primarily from real estate and at least 95% of its taxable income be distributed annually to its shareholders. The tax basis of the net assets exceeds the book basis by approximately $195 million at December 31, 2000 because, among other things, upon the merger of FFCA with its predecessor companies in 1994, the tax basis of the assets and liabilities was recorded based upon the value of the consideration exchanged. In 2000, excess inclusion income related to the securitization transactions (see
Note 6) resulted in unrelated business taxable income of $.079 per share for FFCA's tax-exempt investors.

     Funding is a taxable corporation that files separate tax returns from FFCA. The income tax provision reflected in the accompanying financial statements is specific to Funding, at an effective tax rate of approximately 41%. Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the financial reporting and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. At December 31, 2000, Funding has a net deferred tax asset of $490,000, which is included in "Other Assets" in the accompanying financial statements. The significant components of the net deferred tax asset at December 31, 2000 relate to revenue recognition principles that are different for financial and tax reporting purposes.

     REAL ESTATE - FFCA records the acquisition of real estate at cost, which includes miscellaneous acquisition and closing costs and capitalized interest, where applicable. Depreciation is computed using the straight-line method over the estimated useful life of 24 to 30 years for buildings and improvements and 7 to 8 years for equipment. FFCA periodically reviews its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount of the property may not be recoverable, such as may be the case with vacant properties. If an impairment loss is indicated, the loss is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. Gain on sale of property in the consolidated statements of income for the years ended December 31, 2000, 1999 and 1998 is net of $145,000, $1.6 million and $4.0 million, respectively, of impairment loss related to certain vacant properties. Vacant properties held for sale represent less than 1% of the total real estate investment portfolio at December 31, 2000.

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

     MORTGAGE SERVICING RIGHTS - Servicing assets are created when loans are originated and the loans are subsequently sold with the servicing rights retained. Such servicing assets are amortized on a straight-line basis over the estimated servicing period and are assessed for impairment based on fair value. Servicing assets, net of accumulated amortization, totaled $15.4 million and $10.6 million at December 31, 2000 and 1999, respectively.

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

     At December 31, 2000, FFCA had interest rate swap contracts outstanding with a notional amount aggregating $28.8 million. The notional amount serves solely as a basis for the calculation of payments to be exchanged and is not a measure of the exposure of FFCA through its use of derivatives. Under the contracts no cash payments would be required until the earlier of December 2001 or a loan sale or securitization transaction (which is expected to be prior to December 2001).

     RENTAL REVENUE RECOGNITION - FFCA leases real estate under long-term net leases that are classified as operating leases. Rental revenue from operating leases is recognized as it is earned.

     EARNINGS PER SHARE - Stock options to purchase 1.8 million and 1.2 million weighted shares of common stock outstanding during 2000 and 1999, respectively, were not included in the computation of diluted earnings per share for those years, because the options' exercise price was greater than the average market price of the common shares. Warrants issued in March 1998 to purchase approximately 1.5 million shares of common stock at a price of $31.64 per share and warrants issued in December 1999 to purchase 2 million shares of common stock (of which 1.3 million are currently exercisable) at a price of $25.47 per share were also excluded from the computation of earnings per share in 2000 and 1999. Subsequent to December 31, 2000, FFCA granted options to purchase approximately 587,000 shares of common stock at an exercise price of $23.50 per share, and issued approximately 145,000 shares of restricted stock, to employees under its stock-based compensation plan. Both the stock options and the restricted stock are subject to years-of-service vesting requirements.

     USE OF ESTIMATES - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management believes its estimates are reasonable, actual results could differ from those estimates.

     COMPREHENSIVE INCOME - Comprehensive income includes net income as well as other comprehensive income. FFCA's other comprehensive income consists of unrealized gains and losses on available-for-sale securities.

     RECLASSIFICATIONS - Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

     NEW PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended, requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This standard is effective for FFCA's fiscal year 2001 at which time FFCA plans to adopt it. It is not expected that adoption of this statement will have a material effect on FFCA's results of operations or financial condition.

     In December  1999,  the  Securities  and Exchange  Commission  issued Staff
Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements", clarifying generally accepted accounting principles related to accounting for contingent rental revenues. This new accounting guidance requires companies to recognize contingent rentals as revenue when the change in the factor on which the contingent lease payment is based actually occurs. FFCA adopted SAB 101 in the fourth quarter of 2000 and reported a cumulative effect of this change in accounting principle totaling $2.27 million ($0.04 per diluted share). Prior to adoption of SAB 101, FFCA recognized estimated contingent revenues ratably throughout the year when it was probable that a property would exceed the sales threshold where percentage revenues were due, with verification of the actual amount of percentage revenues due received from the operator at various times during the year, based on the operator's reporting requirements. The impact on FFCA's December 31, 2000 financial statements was to delay until 2001 the recognition of contingent rental revenue under SAB 101 that otherwise would have been recognized in 2000 under FFCA's previous accounting method.

(3)  INVESTMENTS IN REAL ESTATE:

     FFCA's real estate portfolio is comprised of property leased to tenants under long-term net operating leases. The lease agreements generally provide for base monthly rentals plus additional rentals based on a percentage of the lessees' gross sales or based on other contractual increases in rent during the lease term. The terms of the leases are generally 15 to 20 years for land and buildings and seven or eight years for equipment (if any). The initial terms of FFCA's leases extend through 2020 with a weighted average remaining term of approximately 12 years as of December 31, 2000. Land and building leases generally provide for two or four five-year renewal options. Generally, the lessee has the option to purchase equipment at the end of the lease term and land and buildings anytime after the first ten years of the lease at fair market value (but not less than original cost). Approximately 63% of FFCA's land and building leases provide for purchase options and approximately 44% of these options provide for a 90-day option window at various times during the lease term. Approximately one-half of the purchase options are currently exercisable.

     The table below assumes that all leases which expire are not renewed; therefore, neither renewal rentals nor rentals from replacement lessees are included. In addition, minimum future rentals do not include contingent rentals that may be received under the leases based upon a percentage of the lessee's gross sales. Contingent revenues based on the operator's gross sales of the related property totaled approximately $7.4 million in 2000, $8.3 million in 1999 and $7.9 million in 1998 (including $903,000, $980,000 and $310,000, respectively, of contingent interest income on mortgage loans receivable).

     Minimum future rentals under noncancellable operating leases as of December 31, 2000, are as follows (amounts in thousands):

         YEAR ENDING DECEMBER 31,
         -----------------------
                  2001                                        $  143,000
                  2002                                           139,200
                  2003                                           135,700
                  2004                                           131,400
                  2005                                           117,400
                  Thereafter                                     990,000
                                                              ----------
                  Total minimum future rentals                $1,656,700
                                                              ==========

(4)  MORTGAGE LOANS HELD FOR SALE:

     Mortgage loans held for sale are stated at the lower of cost or fair market value, determined in the aggregate. The loans represent first mortgage loans on the real property (and related equipment, in many instances) of 148 properties comprising $63 million in fixed-rate loans and $49 million in variable-rate loans. The loans held for sale also include variable-rate construction loans totaling $52 million at December 31, 2000. The fixed-rate loans carry a weighted average interest rate of 9.9% and mature 5 to 20 years from the date of origination. The variable-rate loans carry interest rates that adjust monthly based on 30-day LIBOR plus a margin (average interest rate was 10.8% at December 31, 2000). Total principal and interest payments aggregate approximately $1.2 million per month. The fixed-rate mortgage loans generally prohibit prepayment for certain periods or condition prepayment upon receipt of prepayment penalties or yield maintenance premiums from the borrower. The variable-rate mortgage loans generally have no prepayment restrictions.

(5)  OTHER MORTGAGE LOANS AND NOTES RECEIVABLE:

     At December 31, 2000, FFCA held first mortgage loans on the real property (and related equipment, in many instances) of approximately 88 properties represented by $31 million in participating fixed-rate loans (net of reserve of $3.1 million in 2000) and $29 million in variable-rate loans. These loans are held for long-term investment. Generally, the fixed-rate loans carry interest rates ranging from 9.25% to 13.5% per annum and mature 7 to 20 years from the date of origination. In addition, these loans occasionally provide for additional interest payments based on a percentage of the mortgagor's gross sales. The variable-rate loans carry interest rates that adjust monthly based on 30-day LIBOR plus a margin and carry an average interest rate of 10.1% at December 31, 2000. Approximately 40% of the outstanding mortgage balance matures in 2001 and the remaining principal is due in smaller installments through 2019. FFCA also held various secured and unsecured notes totaling $16 million at December 31, 2000 and $14 million at December 31, 1999. Generally, the notes carry interest rates ranging from 8% to 12% per annum and mature through 2009.

(6)  REAL ESTATE INVESTMENT SECURITIES:

     FFCA has a $600 million loan sale facility with a third party that expires in December 2001. This loan sale facility permits FFCA to sell loans on a regular basis to a trust, until the trust accumulates a sufficiently large pool of loans for sale through a larger securitization transaction. While FFCA intends to originate mortgage loans through its subsidiary, Funding, for whole loan sales, it will likely continue to securitize loans. FFCA acts as servicer for the loans following the sale to the trust. In ten separate transactions during 2000, FFCA sold 410 loans with an outstanding aggregate principal balance of $357.3 million to the trust and received cash proceeds of $295 million plus trust certificates representing the remaining 15-20% of the loan sale price. During 1999, FFCA sold 1,570 loans with an outstanding aggregate principal balance of $1 billion to the trust, receiving trust certificates and cash proceeds of $862 million. In addition, during 2000 FFCA participated in a securitization sponsored by a third party in which FFCA sold 91 loans with an outstanding aggregate principal balance of $55.6 million. Upon sale, the mortgage loans receivable were removed from the balance sheet and a gain on the sale was recognized for the difference between the carrying amount of the mortgage loans and the adjusted sales price. The sale of mortgages generated gains totaling approximately $9.9 million in 2000, $36.1 million in 1999 and $6.2 million in 1998. The retained subordinated investment securities, totaling $12.2 million at December 31, 2000 and $43.5 million at December 31, 1999, were recorded by allocating the previous carrying amount of the mortgages between the assets sold and the retained trust certificates, based on their relative fair values and are included in "Real Estate Investment Securities" in the accompanying consolidated balance sheets. These trust certificates are classified as trading securities and are marked to fair value on a quarterly basis.

     Mortgage loans originated by FFCA and sold into the loan sale facility described above, totaling $406 million in 2000 and $1.1 billion in 1999, were securitized and Secured Franchise Loan Trust Certificates were sold to investors. Generally, the majority of each securitized loan pool is sold to third parties, while FFCA retains the servicing rights on these mortgage loans and subordinated investment securities (ranging from 9% to 12.5% of the aggregate mortgage loan principal balance). These subordinated investment securities, totaling $169.4 million and $141.7 million at December 31, 2000 and 1999, respectively, are included in "Real Estate Investment Securities" in the accompanying consolidated balance sheets.

     FFCA's real estate investment securities are classified as follows at December 31, 2000 and 1999 (amounts in thousands):

                                                         2000           1999
                                                       --------       --------
      Held-to-maturity securities                      $136,968       $112,041
      Available-for-sale securities                      32,466         29,699
      Trading securities (trust certificates)            12,216         43,512
                                                       --------       --------
                                                       $181,650       $185,252
                                                       ========       ========

     Unrealized holding gains and losses on trading securities are included in earnings, while unrealized holding gains and losses on available-for-sale securities are reported as other comprehensive income (a separate component of shareholders' equity). The estimated fair market value of FFCA's investments in held-to-maturity securities was approximately $131.2 million in 2000 and $105.5 million in 1999. At December 31, 2000, the weighted average remaining term of the held-to-maturity securities approximated 17 years and the weighted average remaining term of the available-for-sale securities approximated 13 years.

(7)  NOTES PAYABLE:

     A summary of FFCA's unsecured notes payable follows (amounts in thousands):

                                                                       2000           1999
                                                                     --------       --------
      7% Senior Notes paid November 2000, net of unamortized
       discount and related costs of $555 in 1999                    $     --       $149,445
      8.25% Senior Notes due 2003, net of unamortized discount
       and related costs of $4,072 in 2000 and $5,509 in 1999         145,928        144,491
      7.875% Senior Notes due 2005, net of unamortized discount
       and related costs of $349 in 2000 and $421 in 1999              49,650         49,579
      8.75% Senior Notes due 2010, net of unamortized discount
       and related costs of $472 in 2000                              149,528             --
      6.78% Notes due 2002                                             30,000         30,000
      8.43% Notes due 2002                                             50,000             --
      7.02% Notes due 2003                                             30,000         30,000
      8.68% Notes due 2004                                             50,000             --
      7.10% Notes due 2026, callable by holder in 2004                 40,000         40,000
      6.95% Notes due 2007                                             10,150         10,150
      6.86% Notes due 2007                                             17,000         17,000
      7.07% Notes due 2008                                             30,500         30,500
      8.905% Notes due 2010                                            15,000             --
                                                                     --------       --------
                                                                     $617,756       $501,165
                                                                     ========       ========

     Interest on the notes is payable semi-annually in arrears with principal due at maturity. The aggregate weighted average interest rate on the notes was 7.94% in 2000 and 7.73% in 1999. With the exception of the $40 million notes due 2026, the notes may not be redeemed prior to their respective maturities. The note agreements contain certain covenants that, among other restrictions, limit the incurrence of additional debt if FFCA's debt exceeds 60% of total assets (as defined in the note agreements), or if FFCA's debt service coverage is less than
1.5 to 1. As of December 31, 2000, FFCA was in compliance with its note covenants.

     Amortization of debt issuance costs for the years ended December 31, 2000, 1999 and 1998 amounted to $3.0 million, $2.8 million and $1.4 million, respectively, which is included in "Interest Expense" in the accompanying financial statements.

(8)  BORROWINGS UNDER LINES OF CREDIT:

     The following is a summary of borrowings under FFCA's lines of credit (amounts in thousands):

                                                                    2000         1999
                                                                  --------     --------
       Borrowings at 30-day LIBOR plus 1.25% (1% in 1999)
        Weighted average interest rate of 7.89% and 7.48%
        at December 31, 2000 and 1999, respectively               $ 80,000     $230,000
       Borrowings at bank's cost of funds plus 1.25%
        Weighted average interest rate of 8.00% at
        December 31, 2000                                           25,000           --
       Borrowings at Base Rate, 9.50% and 8.50% at
        December 31, 2000 and 1999, respectively                     1,000        8,000
                                                                  --------     --------
                                                                  $106,000     $238,000
                                                                  ========     ========

     At December 31, 2000, FFCA had outstanding $106 million on $350 million in revolving loan facilities with participating banks used to provide funds for the acquisition or financing of chain store properties. Interest on these unsecured loan facilities is due in periodic installments with a weighted average rate of 7.37% in 2000 and 6.36% in 1999. These loan facilities provide for a fee on the unused commitment amount of .225% per annum on the $235 million line and .20% per annum on the $115 million line, payable quarterly in arrears. The revolving loan facilities expire as follows: $235 million expires in September 2003 and $115 million expires in September 2001, with the possibility of annual extensions. The credit agreements contain covenants which, among other restrictions, require FFCA to maintain a fixed charge coverage ratio of 2 to 1 and a debt to adjusted net worth ratio of no more than 1.2 to 1, as defined. As of December 31, 2000, FFCA was in compliance with its debt covenants.

     Amortization of loan fees related to the facility for the years ended December 31, 2000, 1999 and 1998 amounted to approximately $812,000, $742,000 and $880,000, respectively, which is included in "Interest Expense" in the accompanying consolidated financial statements.

(9)  STOCK-BASED COMPENSATION PLANS:

     FFCA shareholders have approved a stock option and incentive plan that permits the issuance of options, restricted stock and other stock-based awards to key employees, the Board of Directors and certain independent contractors of FFCA. This plan reserves 4,518,804 shares of common stock for grant and provides that the term of each award be determined by the compensation committee of the Board of Directors. In 2000, 1999 and 1998, FFCA issued 113,901, 8,092 and 29,886 shares of restricted stock, respectively. These stock awards are conditioned upon years-of-service vesting requirements. Compensation expense is determined by reference to the market price of the stock on the date of grant (ranging from $23.50 in 2000 to $27.63 in 1998) and is being amortized over the vesting period of the stock (ranging from three to five years). Such expense amounted to $742,000 in 2000, $229,000 in 1999 and $150,000 in 1998. Stock
options granted under the plan may be either non-qualified or incentive stock options and the exercise price, determined by the committee, for incentive stock options may not be less than the fair market value of a share of common stock on the grant date. Options granted to FFCA's non-employee directors are immediately exercisable, while the remaining options vest over a five-year period (three-year period for options issued prior to 2000) from the date of grant. The options expire ten years after the date of grant.

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

                                                  2000        1999        1998
                                               ---------   ---------   ---------
     Net income:
       As reported                             $ 140,532   $ 148,727   $  95,717
       Pro forma                               $ 139,199   $ 148,253   $  94,950
     Earnings per share of common stock:
       As reported:
         Basic                                 $    2.49   $    2.69   $    2.01
         Assuming dilution                     $    2.48   $    2.68   $    2.00
       Pro forma:
         Basic                                 $    2.47   $    2.68   $    2.00
         Assuming dilution                     $    2.46   $    2.67   $    1.98

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998, respectively: dividend yield of 8.4%, 7.7% and 6.5%; expected stock price volatility of 20.4%, 20.4% and 18.5%; risk-free interest rates of 6.79%, 4.87% and 5.57%; and an expected option term of seven years.

     As of December 31, 2000, options outstanding under the plan had exercise prices ranging from $19.50 to $27.625 with a weighted average price of $22.99, and expiration dates ranging from May 2005 to May 2010 with a weighted average remaining term of approximately six years.

     A summary of the status of FFCA's stock option and incentive plan as of December 31, 2000, 1999 and 1998, and changes during the years then ended, is presented below:

                                                   2000                      1999                      1998
                                            ------------------        ------------------        ------------------
                                                        WEIGHTED                  WEIGHTED                  WEIGHTED
                                                         AVERAGE                   AVERAGE                   AVERAGE
                                                        EXERCISE                  EXERCISE                  EXERCISE
                                            SHARES       PRICE        SHARES       PRICE        SHARES       PRICE
                                            ------       -----        ------       -----        ------       -----
      Outstanding, beginning of year      2,773,184      $22.85     2,580,813     $22.79      2,425,245      $22.14
      Granted                               631,675      $23.52       212,496     $23.71        258,003      $27.58
      Exercised                             (47,125)     $20.25        (8,625)    $21.60       (102,435)     $19.50
      Cancellations                         (26,685)     $25.54       (11,500)    $26.68             --          --
                                          ---------                 ---------                 ---------
      Outstanding, end of year            3,331,049      $22.99     2,773,184     $22.85      2,580,813      $22.79
                                          =========                 =========                 =========

      Options exercisable, end of year    2,560,040      $22.71     2,190,667     $22.05      1,691,130      $21.17
                                          =========                 =========                 =========

      Weighted average fair value of
       each option granted during year              $2.24                     $2.24                     $2.91
                                                    =====                     =====                     =====

     FFCA has a 401K Plan for its employees who have been employed by FFCA for a minimum of six months. This plan allows employees to make their own contributions through payroll deductions. FFCA matches participating employees' contributions up to six percent of the participating employees' salaries. Employer matching contributions are made in FFCA stock, which is purchased on the open market, and are subject to years-of-service vesting requirements. Employer contributions totaled $404,000 in 2000, $344,000 in 1999 and $277,000 in 1998.

     In 1997, FFCA established an employee stock purchase plan. Under this plan, employees can purchase stock through payroll deductions at a price equal to 85% of the fair market value of the stock, as defined in the agreement. Employee purchases are limited to 10% of their salary each year and were not significant in 2000, 1999 or 1998.

(10) DIVIDENDS AND CAPITAL STOCK:

     FFCA declared a fourth quarter 2000 dividend of $0.56 per share, payable on February 20, 2001, to shareholders of record on February 9, 2001. The dividend payments made by FFCA to its shareholders represent ordinary income of $2.12 per share for 2000 and $1.96 per share for 1999.

     Warrants to purchase 3,476,908 shares of FFCA common stock were outstanding at December 31, 2000 and 1999, of which 2,810,241 and 2,476,908 shares were exercisable, respectively. A warrant representing 1,476,908 shares was issued in March 1998 with an exercise price of $31.64 per share and expires in March 2005. A warrant representing 2 million shares was issued in December 1999 in connection with the agreement entered into with Washington Mutual Bank, FA (see
Note 14) with an exercise price of $25.47 per share and expires in December 2009, or earlier, in accordance with the terms of the warrant agreement.

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

     In December 1999, FFCA's Board of Directors adopted a resolution authorizing the repurchase of up to 7.5% of the company's outstanding common stock from time to time in open market or privately negotiated transactions. As of December 31, 2000, FFCA has repurchased 582,200 shares or 14% of the total shares authorized to be purchased. The timing of the purchases and the actual number of common shares purchased depend on market conditions and available cash flow.

(11) RELATED PARTY TRANSACTIONS:

     FFCA FUNDING CORPORATION - FFCA transferred its corporate headquarters building and its future mortgage loan origination business (including a transfer of certain employees and an assignment of the agreement with Washington Mutual to be its exclusive provider of chain store loans) to Funding in exchange for 10 shares of newly-issued, nonvoting preferred stock. The preferred stock, which represents all of the issued and outstanding stock of such class, entitles FFCA to 99% of any dividends declared by Funding. Five executive officers of FFCA purchased all of the outstanding voting common stock of Funding for a total of $975,000. Of the $975,000 total consideration, $50,000 was contributed in cash and the remaining $925,000 was in the form of promissory notes. The promissory notes accrued interest at a rate of 9% and were paid in full in January 2001. In connection with the start up of this new company in January 2000, FFCA advanced $5 million to Funding under a one-year note agreement, with interest due monthly and principal due at maturity. On January 2, 2001, FFCA purchased all of the outstanding common stock of Funding for approximately $1.1 million.

     MORTGAGE PAYABLE TO AFFILIATE - In 1988, a partnership managed by an affiliate of FFCA provided financing for land purchased by FFCA from the partnership and for the construction of the corporate headquarters of FFCA (together, the "FFCA Premises"). The mortgage loan of $8.5 million on the FFCA Premises was paid in full in May 2000, together with accrued interest, and additional interest in the amount of $1.13 million as provided in the related loan agreement. In September 2000, FFCA purchased an additional parcel of land (3.6 acres) from the partnership for approximately $1.9 million. The land parcel is located adjacent to FFCA's current corporate headquarters site and may be used for the future expansion of FFCA's corporate headquarters. The FFCA Premises, including equipment, amounted to $15.6 million in 2000 and $12.3 million in 1999 (net of accumulated depreciation of $4.1 million in 2000 and $4.6 million in 1999) and is included in "Other Assets" in the accompanying financial statements.

     ADMINISTRATIVE SERVICES AGREEMENT WITH AFFILIATES - FFCA provides certain accounting, computer, investor and other administrative services to its affiliates under a service agreement which provides for a monthly fee based upon the amount of services used by each affiliate. Certain of these affiliates were dissolved during 1999 and 2000. Fees for such services aggregated approximately $105,000 in 2000, $427,000 in 1999 and $590,000 in 1998.

(12) FINANCIAL INSTRUMENTS:

     The carrying value of FFCA's financial instruments approximates fair value, except for differences with respect to fixed-rate mortgage loans receivable, real estate investment securities (held-to-maturity portfolio) and long-term, fixed-rate notes payable. The fair value of a financial instrument is generally determined by reference to its quoted market price or, if quoted market prices are not available, to the market price of a financial instrument with similar characteristics.

     The fair value of FFCA's mortgage loans is estimated by discounting the future cash flows using the current interest rates for similar loans with similar maturities at December 31, 2000. The estimated fair value of the mortgage loans receivable exceeded the carrying amount by approximately $5.6 million. Based on market prices of similar investments at December 31, 2000, the carrying amount of FFCA's real estate investment securities exceeded its fair value by $5.8 million. The fair value of FFCA's long-term, fixed-rate debt exceeded its carrying amount by $13.9 million based on the level of interest rates prevailing at December 31, 2000. The fair value of FFCA's interest rate swap contracts is based on the theoretical cost to unwind or terminate the swap transactions. FFCA would have paid approximately $1.2 million if it had terminated its interest rate swap contracts at December 31, 2000.

     The combined fair value differences of these financial instruments is equivalent to an unrealized loss of approximately $15.3 million; however, changes in the unrealized gains or losses on mortgage loans, the real estate investment securities, fixed-rate notes payable and the interest rate swap contracts do not result in the realization or expenditure of cash unless the investments are actually sold or the debt is retired.

(13) ADDITIONAL FINANCIAL INFORMATION:

     Additional information with respect to cash flows follows (amounts in thousands):

                                                                         2000         1999        1998
                                                                         ----         ----        ----
      Securities and other assets resulting from securitization         $29,257     $81,528     $63,479
      Mortgage loans obtained as part of property sale
       proceeds, net of deferred gain                                        --          --       1,447
      Conversion of mortgage loans to property and
       equipment subject to operating lease                               9,843       3,034          --
      Interest paid, net of amounts capitalized                          55,791      52,031      38,980
      Income taxes paid                                                   5,304         164          98

     Cash flows from derivative financial instruments that are accounted for as hedges of identifiable transactions or events, including anticipatory hedges, are classified in the same category as the cash flows from the items being hedged.

(14) COMMITMENTS AND CONTINGENT LIABILITIES:

     In the normal course of business, FFCA makes commitments to extend credit to meet the financing needs of its clients in the chain restaurant, convenience store and automotive service and parts industries. FFCA evaluates each client's credit and, based on management's evaluation of the client and the proposed property site, determines the amount of credit to be extended and collateral obtained. The commitments generally have fixed expiration dates or other termination clauses and require payment of a fee by the client. At December 31, 2000, FFCA's outstanding commitments to extend credit over the next year aggregated approximately $245 million.

     In December 1999, FFCA entered into a three-year loan sale agreement with Washington Mutual Bank, FA, a large financial services company, whereby
Washington Mutual agreed to purchase loans originated by FFCA (though the agreement does not obligate Washington Mutual to purchase all of FFCA's loans) while FFCA retains the servicing rights on the loans sold. Under this agreement, FFCA has certain limited contingent recourse obligations with respect to the performance of the loans; accordingly, FFCA records gains on the sale of the loans net of an estimated liability for any losses expected under such recourse obligations.

     FFCA acts as servicer for the mortgage loans it has originated and sold through securitization transactions. Under the related servicing agreements, the servicer is required to make periodic cash advances on any nonperforming loans in the securitized loan pools, subject to FFCA's assessment of the ultimate recoverability of the advances. The cash advances represent principal and interest payments on the nonperforming loans and costs associated with the protection of the related property, when necessary.

     FFCA entered into three-year employment agreements with its five executive officers. Each employment agreement provides that FFCA is liable for compensation benefits at a rate of three times the officer's base salary plus bonus, and other benefits, if an executive officer were to be terminated without cause, as defined, or if a change in control, as defined, occurs and the executive's employment is terminated. The aggregate annual compensation under these agreements was approximately $3.2 million as of December 31, 2000. FFCA entered into similar two-year agreements with certain other key officers under which FFCA is liable for compensation benefits at a rate of two times the officer's base salary plus bonus, and other benefits, if a change in control were to occur and the officer's employment is terminated. The aggregate annual compensation under these agreements was approximately $1.7 million as of December 31, 2000. In addition, FFCA has a severance plan for certain other key employees which provides that FFCA is liable for the compensation benefits of such employee for one year if the employee is terminated without cause in connection with a change in control, as defined.

     FFCA also leases building space under a non-cancelable operating lease and certain equipment under capital lease arrangements. Rental payments related to these leases are not material.

(15) QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                 QUARTER ENDED
                               -------------------------------------------------
                               MARCH 31,   JUNE 30,  SEPTEMBER 30,  DECEMBER 31,
                               ---------   --------  -------------  ------------
                                 (amounts in thousands, except per share data)
       2000
       Revenues                 $57,882    $56,316     $60,121        $58,176
       Net income                34,201     33,152      38,902         34,277
       Net income per share,
           assuming dilution       0.61       0.59        0.69           0.61
       Dividends per share      $  0.53    $  0.53     $  0.53        $  0.56

       Weighted average shares   56,466     56,580      56,704         56,466

       1999
       Revenues                 $48,520    $53,211     $59,472        $57,272
       Net income                25,459     36,458      46,328         40,482
       Net income per share,
           assuming dilution       0.48       0.65        0.83           0.72
       Dividends per share      $  0.49    $  0.49     $  0.49        $  0.53

       Weighted average shares   53,533     56,107      56,135         56,206

     FFCA adopted Staff Accounting Bulletin 101 during the fourth quarter of 2000. Accordingly, revenues, net income and net income per share for the first three quarters of 2000 have been restated to comply with that new accounting standard. Revenues, net income and net income per share, respectively, originally reported were $58,632, $34,951 and $0.62 in the first quarter, $57,066, $33,902 and $0.60 in the second quarter and $58,621, $37,402 and $0.66 in the third quarter. Due to rounding, the sum of the quarterly net income per share amounts may not agree to the year-to-date net income per share amounts.

                                                                    SCHEDULE III
                                                                     Page 1 of 2

                    FRANCHISE FINANCE CORPORATION OF AMERICA
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 2000
                          (Dollar amounts in thousands)

                                  INITIAL COST TO COMPANY AND
                               GROSS AMOUNT AT DECEMBER 31, 2000                     ACCUMULATED DEPRECIATION
               --------------------------------------------------------------   ------------------------------------
                 NO. OF
U.S. REGION    PROPERTIES      LAND      BUILDINGS    EQUIPMENT      TOTAL      BUILDINGS    EQUIPMENT      TOTAL
-----------    ----------      ----      ---------    ---------      -----      ---------    ---------      -----
E.N. Central       329      $ 86,031     $153,951      $ 3,841     $  243,823    $ 35,445     $ 3,831     $ 39,276
Mideast            296        86,211      128,118        1,998        216,327      23,924         835       24,759
Mountain           207        59,784       85,271        1,422        146,477      15,989       1,422       17,411
Northeast          141        35,135       49,888        3,358         88,381      11,702       2,388       14,090
Pacific            185        58,311       50,894          182        109,387      16,010         182       16,192
Southeast          566       144,068      202,558        5,389        352,015      57,702       3,181       60,883
Southwest          290        73,278      106,139        3,818        183,235      30,032       3,818       33,850
W.N. Central       198        36,803       65,516        2,269        104,588      18,523       2,233       20,756
                 -----      --------     --------      -------     ----------    --------     -------     --------

TOTAL            2,212      $579,621     $842,335      $22,277     $1,444,233    $209,327     $17,890     $227,217
                 =====      ========     ========      =======     ==========    ========     =======     ========

                                                                    SCHEDULE III
                                                                     Page 2 of 2

                    FRANCHISE FINANCE CORPORATION OF AMERICA
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 2000
                             (Amounts in thousands)

NOTES:
     (1) The properties consist of restaurants, convenience stores and automotive service and parts properties.
     (2)  There are no encumbrances on properties.
     (3) The aggregate cost for Federal income tax purposes is approximately $1.5 billion.
     (4) Depreciation is computed over the estimated useful life of 24 to 30 years for the buildings and improvements and 7 to 8 years for the equipment.
     (5) Transactions in real estate and equipment and accumulated depreciation during 2000, 1999, and 1998 are summarized as follows:

                                                                    ACCUMULATED
                                                    COST            DEPRECIATION
                                                 -----------        -----------
Balance, December 31, 1997                       $  951,305           $175,263

      Acquisitions                                  367,509                 --
      Cost of real estate sold                      (36,030)            (8,877)
      Cost of equipment sold                         (4,169)            (4,156)
      Impairment loss                                (4,015)                --
      Depreciation expense                               --             23,350
                                                 ----------           --------

Balance, December 31, 1998                        1,274,600            185,580

      Acquisitions                                  260,854                 --
      Cost of real estate sold                      (57,597)            (8,202)
      Cost of equipment sold                         (1,492)            (1,492)
      Impairment loss                                (1,607)                --
      Depreciation expense                               --             29,514
                                                 ----------           --------

Balance, December 31, 1999                        1,474,758            205,400

      Acquisitions                                   55,694                 --
      Cost of real estate sold                      (84,317)            (9,437)
      Cost of equipment sold                         (1,757)            (1,682)
      Impairment loss                                  (145)                --
      Depreciation expense                               --             32,936
                                                 ----------           --------

Balance, December 31, 2000                       $1,444,233           $227,217
                                                 ==========           ========

                                                                     SCHEDULE IV
                                                                     Page 1 of 2

                    FRANCHISE FINANCE CORPORATION OF AMERICA
                    SCHEDULE OF MORTGAGE LOANS ON REAL ESTATE
                             AS OF DECEMBER 31, 2000
                          (Dollar amounts in thousands)

                                                                                                            PRINCIPAL AMOUNT OF
                                                                                        FACE     CARRYING     LOANS SUBJECT TO
                  ORIGINAL     NO. OF       INTEREST             MATURITY DATE        AMOUNT OF  AMOUNT OF  DELINQUENT PRINCIPAL
U.S. REGION     LOAN AMOUNT  PROPERTIES    RATE RANGE                RANGE            MORTGAGES  MORTGAGES      OR INTEREST
-----------     -----------  ----------    ----------                -----            ---------  ---------      -----------
Southeast        under $500      18       10.0% - 13.50%      Apr. 2002 - Jul. 2019   $  7,524   $  6,302          $   --
                $501-$1,000      12       9.25% - 11.10%      Jul. 2014 - Jul. 2019      7,836      7,696              --
                over $1,000       2      10.20% - 11.10%     Sept. 2001 - Jul. 2006     25,345      7,005              23
                                                                                      --------   --------          ------
                                                                                        40,705     21,003              23
                                                                                      --------   --------          ------

Mideast          under $500               10.2% - 11.00%      Apr. 2001 - Jan. 2007      1,464        680              --
                $501-$1,000       4       9.25% - 11.20%      Jul. 2006 - Jul. 2019      3,655      3,334              62
                over $1,000                       11.70%                  Oct. 2004      1,300      1,257              --
                                                                                      --------   --------          ------
                                                                                         6,419      5,271              62
                                                                                      --------   --------          ------

Northeast        under $500       1      11.50% - 11.70%      Jul. 2001 - Mar. 2007        552        436              --
                $501-$1,000       1       9.72% - 11.50%      Nov. 2015 - Aug. 2019      1,330      1,295              --
                over $1,000       2               11.50%     Sept. 2015 - Nov. 2015      3,062      1,996           1,429
                                                                                      --------   --------          ------
                                                                                         4,944      3,727           1,429
                                                                                      --------   --------          ------

E.N. Central     under $500               8.82% - 12.00%      Apr. 2001 - June 2007      1,961        922              --
                $501-$1,000       1       11.0% - 11.25%      Oct. 2002 - Oct. 2015      2,226        416              96
                over $1,000      26       9.75% - 12.70%     Sept. 2001 - Jun. 2024     12,915     11,000              --
                                                                                      --------   --------          ------
                                                                                        17,102     12,338              96
                                                                                      --------   --------          ------

W.N. Central     under $500       2       9.25% - 11.00%       May 2010 - Jan. 2020      1,043        809               4
                $501-$1,000       3       9.25% - 13.50%      Sep. 2002 - Jan. 2020      2,693      1,958              --
                                                                                      --------   --------          ------
                                                                                         3,736      2,767               4
                                                                                      --------   --------          ------

Southwest        under $500       8       9.25% - 11.70%      Nov. 2001 - Jul. 2019      6,151      5,099              --
                $501-$1,000       4       8.52% - 11.76%      Aug. 2000 - Oct. 2019      3,143      2,885              --
                over $1,000       1                9.63%                 Aug. 2019       1,039      1,043              --
                                                                                      --------   --------          ------
                                                                                        10,333      9,027              --
                                                                                      --------   --------          ------

Mountain         under $500       2       8.74% - 11.65%       Aug. 2001 - May 2019      4,118      2,244              --
                $501-$1,000       1       9.25% - 14.50%      Mar. 2001 - Mar. 2019      2,536      1,227              --
                                                                                      --------   --------          ------
                                                                                         6,654      3,471              --
                                                                                      --------   --------          ------

Pacific          under $500              10.25% - 11.00%       Jan. 2004 - May 2005        440        288              --
                $501-$1,000       1      11.50% - 11.70%     Sept. 2002 - Nov. 2019      1,061        705              --
                over $1,000       1                9.93%                   May 2017      1,399        991             173
                                                                                      --------   --------          ------
                                                                                         2,900      1,984             173
                                                                                      --------   --------          ------

                                                                        TOTAL         $ 92,793   $ 59,588          $1,787
                                                                                      ========   ========          ======

                                                                     SCHEDULE IV
                                                                     Page 2 of 2

                    FRANCHISE FINANCE CORPORATION OF AMERICA
                    SCHEDULE OF MORTGAGE LOANS ON REAL ESTATE
                             AS OF DECEMBER 31, 2000
                             (Amounts in thousands)

NOTES:
     (1) Generally, loans are first mortgages on the land, buildings and/or equipment of restaurants, convenience stores and automotive service and parts properties.
     (2)  Principal and interest are payable at level amounts to maturity.
     (3) For mortgages where the land is under a ground lease, there are generally no provisions for prepayment of the mortgage loans in whole or in part, except upon sale of the related property.
     (4)  There are no prior liens.
     (5) The aggregate cost for Federal income tax purposes is approximately $64 million.
     (6) Transactions in mortgage loans on real estate during 2000, 1999 and 1998 are summarized as follows:


Balance, December 31, 1997                                             $ 35,184
  Additions during period:
      New mortgage loans                                                 22,948
      Recognition of deferred gain, net of additional
        deferred gains in 1998                                              750
      Net loan fees recognized                                              496
  Deductions during period:
      Collections of principal                                           (1,741)
      Mortgage loan payoffs                                             (13,176)
      Reserve for mortgage loan losses                                   (1,118)
                                                                       --------

Balance, December 31, 1998                                               43,343
  Additions during period:
      New mortgage loans                                                 31,152
      Recognition of deferred gain, net of additional
        deferred gains in 1999                                              333
  Deductions during period:
      Collections of principal                                           (2,906)
      Mortgage loan payoffs                                             (10,175)
      Reserve for mortgage loan losses                                     (644)
      Foreclosures                                                       (3,107)
                                                                       --------

Balance, December 31, 1999                                               57,996
  Additions during period:
      New mortgage loans                                                 43,684
      Recognition of deferred gain, net of additional
        deferred gains in 2000                                              384
      Reversal of loan loss reserves                                      1,560
  Deductions during period:
      Collections of principal                                           (5,961)
      Mortgage loan payoffs                                             (23,122)
      Reserve for mortgage loan losses                                   (1,181)
      Foreclosures                                                      (13,772)
                                                                       --------

Balance, December 31, 2000                                             $ 59,588
                                                                       ========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                                  EXHIBIT INDEX

The following is a complete list of exhibits filed as part of this Form 10-K. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   2.01 Articles of Merger between FFCA Maryland Corp. and Franchise Finance Corporation of America (1)

   2.02 Certificate of Ownership and Merger merging Franchise Finance Corporation of America into FFCA Maryland Corp. (1)

   3.01 The Amendment and Restatement of Charter of Franchise Finance Corporation of America is included in Exhibit 2.01, and is incorporated herein by reference

   3.02        Bylaws of Franchise Finance Corporation of America (1)

   4.01        Indenture dated as of November 21, 1995 (2)

   4.02        First Supplemental Indenture effective as of December 31, 2000 *

   4.03        Specimen of Common Stock Certificate (3)

   4.04 Officers' Certificate relating to the 7-7/8% Senior Notes Due 2005 of Franchise Finance Corporation of America (4)

   4.05 Officers' Certificate relating to the Medium-Term Notes due Nine Months or More from the Date of Issue of Franchise Finance Corporation of America (5)

   4.06 Form of Medium-Term Fixed Rate Note and Floating Rate Note of Franchise Finance Corporation of America (6)

   4.07 Officers' Certificate relating to the 8.25% Senior Notes Due 2003 of Franchise Finance Corporation of America (7)

   4.08 Rights Agreement, dated as of April 7, 1999, between Franchise Finance Corporation of America and Gemisys Corporation, as Rights Agent (8)

   4.09 Officers' Certificate relating to the 8.75% Senior Notes Due 2010 of Franchise Finance Corporation of America (9)

   10.01 1995 Stock Option and Incentive Plan of Franchise Finance Corporation of America (10)

   10.02 Amendment No. 1 to the 1995 Stock Option and Incentive Plan of Franchise Finance Corporation of America (11)

   10.03 Amendment No. 2 to the 1995 Stock Option and Incentive Plan of Franchise Finance Corporation of America *

   10.04 Master Loan Purchase Agreement, dated as of December 14, 1999, between FFCA Acquisition Corporation, as Seller and Washington Mutual Bank, FA, as Purchaser (12)

   10.05 Guaranty by Franchise Finance Corporation, dated as of December 14, 1999, of certain obligations of FFCA Acquisition Corporation for the benefit of Washington Mutual (12)

   10.06 Amended and Restated Employment Agreement, dated as of January 1, 2000, between Franchise Finance Corporation of America and Morton
               H. Fleischer (13)

   10.07 Amended and Restated Employment Agreement, dated as of January 1, 2000, between Franchise Finance Corporation of America and Christopher H. Volk (13)

   10.08 Amended and Restated Employment Agreement, dated as of January 1, 2000, between Franchise Finance Corporation of America and John
               R. Barravecchia (13)

   10.09 Amended and Restated Employment Agreement, dated as of January 1, 2000, between Franchise Finance Corporation of America and Dennis
               L. Ruben (13)

   10.10 Amended and Restated Employment Agreement, dated as of January 1, 2000, between Franchise Finance Corporation of America and Stephen G. Schmitz (13)

   21.01       Subsidiaries of the Registrant*

   23.01       Consent of Arthur Andersen LLP*

   99.01 Third Amended and Restated Credit Agreement dated as of September 15, 2000 among Franchise Finance Corporation of America, Certain Lenders and Bank of America, N.A. (9)

   99.02 Credit Agreement among Franchise Finance Corporation of America, Certain Lenders and Bank of America, N.A. dated as of September 15, 2000 (9)

   99.03 Third Amended and Restated Sale and Servicing Agreement dated as of January 1, 2001, among FFCA Franchise Loan Owner Trust 1998-1, FFCA Loan Warehouse Corporation, FFCA Acquisition Corporation, Franchise Finance Corporation of America and LaSalle Bank National Association f/k/a LaSalle National Bank (1)

   99.04 Loan Purchase Agreement dated as of August 14, 1998, between FFCA Loan Warehouse Corporation and FFCA Acquisition Corporation (14)

   99.05 Amendment No. 1, dated as of March 18, 1999, to the Loan Purchase Agreement between FFCA Loan Warehouse Corporation and FFCA Acquisition Corporation (13)

   99.06 Amendment No. 2, dated as of January 1, 2000, to the Loan Purchase Agreement between FFCA Loan Warehouse Corporation and FFCA Acquisition Corporation (13)

   99.07 Indenture dated as of August 14, 1998, between FFCA Franchise Loan Owner Trust 1998-1 and LaSalle National Bank. (14)

   99.08 Fifth Amended and Restated Indenture Supplement, dated as of January 1, 2001, between FFCA Franchise Loan Owner Trust 1998-1 and LaSalle Bank National Association f/k/a LaSalle National Bank
               (1)

   99.09 Amended and Restated Note Purchase Agreement dated as of January 1, 2001, among FFCA Franchise Loan Owner Trust 1998-1, FFCA Acquisition Corporation, FFCA Loan Warehouse Corporation and Morgan Stanley Securitization Funding Inc. (1)

   99.10 Note Purchase Agreement dated April 22, 1999, between FFCA Secured Lending Corporation, and Morgan Stanley & Co. Incorporated, Salomon Smith Barney Inc. and Prudential Securities Incorporated, as initial purchasers of $371,908,000 aggregate principal or notional amount of Secured Franchise Loan Trust Certificates, Series 1999-1, Class A-1a, Class A-1b, Class A-2, Class B-1, Class B-2, Class C-1, Class C-2, Class D-1, Class D-2 and Class IO (15)

   99.11 Prospectus Supplement dated September 18, 2001, to Prospectus dated April 16, 1998 (9)

----------
*    Filed herewith.
(1) Incorporated by reference from the Registrant's Current Report on Form 8-K dated December 31, 2000, as filed with the Securities and Exchange Commission.
(2) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated November 24, 1995, as filed with the Securities and Exchange Commission.
(3) Incorporated by reference from the Registrant's Registration Statement on Form S-4 and amendments thereto (Registration Number 33-65302), as filed with the Securities and Exchange Commission.
(4) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated November 24, 1995, as filed with the Securities and Exchange Commission.
(5) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated February 14, 1996, as filed with the Securities and Exchange Commission.
(6) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated April 16, 1998, as filed with the Securities and Exchange Commission.
(7) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated October 27, 1998, as filed with the Securities and Exchange Commission.
(8) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated April 7, 1999, as filed with the Securities and Exchange Commission.
(9) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated September 15, 2000, as filed with the Securities and Exchange Commission.
(10) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the Securities and Exchange Commission.

(11) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999, as filed with the Securities and Exchange Commission.
(12) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated December 14, 1999, as filed with the Securities and Exchange Commission.
(13) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission.
(14) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated August 14, 1998, as filed with the Securities and Exchange Commission.
(15) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999, as filed with the Securities and Exchange Commission.