Form 10-Q
period 2001-03-31
FRANCHISE FINANCE CORP OF AMERICA
filed 2001-05-14
CIK 908527

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

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

                               Yes [X]     No [ ]

Number of shares outstanding of each of the issuer's classes of common stock as of May 1, 2001:

          Common Stock, $0.01 par value                  56,139,498
          -----------------------------                  ----------
                      Class                           Number of Shares

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                    FRANCHISE FINANCE CORPORATION OF AMERICA

       CONSOLIDATED BALANCE SHEETS - MARCH 31, 2001 AND DECEMBER 31, 2000
                    (Amounts in thousands except share data)

                                                               March 31,        December 31,
                                                                 2001              2000
                                                              -----------       -----------
                                    ASSETS                    (Unaudited)
Investments:
  Investments in Real Estate, at cost:
    Land                                                      $   575,052       $   579,621
    Buildings and Improvements                                    832,791           842,335
    Equipment                                                      20,555            22,277
                                                              -----------       -----------
                                                                1,428,398         1,444,233
    Less-Accumulated Depreciation                                 229,990           227,217
                                                              -----------       -----------
         Net Real Estate Investments                            1,198,408         1,217,016

  Mortgage Loans Held for Sale                                    183,272           163,572
  Mortgage Loans Receivable, net of allowances
    of $2,653 in 2001 and $3,050 in 2000                           76,059            59,588
  Real Estate Investment Securities                               189,737           181,650
  Other Investments                                                15,656            15,899
                                                              -----------       -----------
         Total Investments                                      1,663,132         1,637,725

Cash and Cash Equivalents                                          26,955            10,681
Accounts Receivable, net of allowances
  of $3,222 in 2001 and $2,705 in 2000                             12,043            11,796
Other Assets                                                       41,725            40,677
                                                              -----------       -----------

         Total Assets                                         $ 1,743,855       $ 1,700,879
                                                              ===========       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Dividends Payable                                           $    31,434       $    31,347
  Notes Payable                                                   618,145           617,756
  Borrowings Under Line of Credit                                 136,000           106,000
  Accrued Expenses and Other                                       39,990            27,180
                                                              -----------       -----------

         Total Liabilities                                        825,569           782,283
                                                              -----------       -----------

Shareholders' Equity:
  Preferred Stock, par value $.01 per share, 10 million
    shares authorized, none issued or outstanding                      --                --
  Common Stock, par value $.01 per share, authorized
    200 million shares, issued and outstanding 56,124,714
    shares in 2001 and 55,976,454 shares in 2000                      561               560
  Capital in Excess of Par Value                                  924,676           924,215
  Accumulated Other Comprehensive Income (Loss)                    (2,495)           (1,257)
  Cumulative Net Income                                           619,064           587,082
  Cumulative Dividends                                           (623,520)         (592,004)
                                                              -----------       -----------

         Total Shareholders' Equity                               918,286           918,596
                                                              -----------       -----------

         Total Liabilities and Shareholders' Equity           $ 1,743,855       $ 1,700,879
                                                              ===========       ===========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                  (Amounts in thousands except per share data)
                                   (Unaudited)


                                                                   2001          2000
                                                                 --------      --------
REVENUES:
  Rental                                                         $ 38,269      $ 40,099
  Mortgage Loan Interest                                            6,997         6,098
  Real Estate Investment Securities Income                          9,513         9,509
  Investment Income and Other                                       2,492         2,176
                                                                 --------      --------

                                                                   57,271        57,882
                                                                 --------      --------

EXPENSES:
  Depreciation and Amortization                                     8,824         8,564
  Operating, General and Administrative                             6,121         5,068
  Property Costs                                                      428           110
  Interest                                                         15,197        15,526
  Related Party Interest                                               --           256
                                                                 --------      --------

                                                                   30,570        29,524
                                                                 --------      --------

Income Before Realized and Unrealized Gains                        26,701        28,358

Unrealized Gain (Loss) on Real Estate Investment Securities        (1,104)        3,960
Gain on Sale of Assets                                              8,669         1,883
                                                                 --------      --------

Income Before Income Tax Expense                                   34,266        34,201

Income Tax Expense                                                  2,284            --
                                                                 --------      --------

Net Income                                                       $ 31,982      $ 34,201
                                                                 ========      ========

Basic Net Income Per Share                                       $    .57      $    .61
                                                                 ========      ========
Diluted Net Income Per Share                                     $    .57      $    .61
                                                                 ========      ========

Number of Common Shares Used in Basic Net Income Per Share         56,101        56,252

Incremental Shares from Assumed Conversion of Options                 180           214
                                                                 --------      --------
Number of Common Shares Used in Diluted Net Income Per Share       56,281        56,466
                                                                 ========      ========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                  (Amounts in thousands except per share data)


                                                                           Accumulated
                                     Common Stock Issued     Capital in       Other
                                    ----------------------    Excess of   Comprehensive   Cumulative   Cumulative
                                     Shares       Amount      Par Value      Income       Net Income    Dividends      Total
                                    ---------    ---------    ---------     ---------      ---------    ---------    ---------
BALANCE, December 31, 2000             55,976    $     560    $ 924,215     $  (1,257)     $ 587,082    $(592,004)   $ 918,596
  Comprehensive income
    Net income                                                                                31,982
    Unrealized loss on securities                                              (1,238)
      Total comprehensive income                                                                                        30,744
  Dividends declared -
    $0.56 per share                                                                                       (31,516)     (31,516)
  Incentive and benefit plans             144            1          363                                                    364
  Exercise of stock options                 5                        98                                                     98
                                    ---------    ---------    ---------     ---------      ---------    ---------    ---------

BALANCE, March 31, 2001                56,125    $     561    $ 924,676     $  (2,495)     $ 619,064    $(623,520)   $ 918,286
                                    =========    =========    =========     =========      =========   =========    =========

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                             (Amounts in thousands)
                                   (Unaudited)


                                                                            2001           2000
                                                                          ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $  31,982      $  34,201
  Adjustments to net income to reconcile to net cash provided by operating activities:
      Depreciation and amortization                                           8,824          8,564
      Gain on sale of assets                                                 (8,669)        (1,883)
      Unrealized gain (loss) on real estate investment securities             1,104         (3,960)
      Changes in other assets and liabilities                                10,209            828
                                                                          ---------      ---------

        Net cash provided by operating activities                            43,450         37,750
                                                                          ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property                                                        --        (16,621)
  Investment in mortgage loans                                             (230,619)       (74,866)
  Investment in notes receivable                                                 --         (3,120)
  Proceeds from securitization transactions                                  62,914         42,146
  Proceeds from loan sales                                                  120,614         11,702
  Proceeds from sale of property                                             13,482          9,197
  Receipt of mortgage loan and note payoffs                                   4,713         26,683
  Collection of mortgage loan and note principal                              2,099          2,876
  Collection of investment security principal                                   959          1,040
                                                                          ---------      ---------

        Net cash used in investing activities                               (25,838)          (963)
                                                                          ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                            (31,429)       (27,988)
  Net proceeds from issuance of common stock                                     91            634
  Proceeds from bank borrowings                                             110,000         70,000
  Proceeds from issuance of notes                                                --        100,000
  Payment of bank borrowings                                                (80,000)      (158,000)
                                                                          ---------      ---------

        Net cash used in financing activities                                (1,338)       (15,354)
                                                                          ---------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    16,274         21,433

CASH AND CASH EQUIVALENTS, beginning of period                               10,681          4,757
                                                                          ---------      ---------

CASH AND CASH EQUIVALENTS, end of period                                  $  26,955      $  26,190
                                                                          =========      =========


Noncash Investing Activities:
  Investment in securities resulting from securitization transactions     $   9,106      $  13,320
  Conversion of mortgage loans to property and
    equipment subject to operating lease                                  $   2,067      $      --
Noncash Financing Activities:
  Common stock issued for employee stock plans and other                  $     370      $   3,477

                    FRANCHISE FINANCE CORPORATION OF AMERICA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001


(1) ACCOUNTING CHANGE:

Effective January 1, 2001, FFCA adopted SFAS 133, as amended, which establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts) and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet as assets or liabilities, measured at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income ("OCI", a separate component of shareholders' equity) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. The adoption of SFAS 133 resulted in a reduction in OCI of approximately $1.2 million attributable to the losses on cash flow hedges.

FFCA uses derivative instruments to manage exposures to interest rate risks on the sale of fixed rate mortgage loans. FFCA's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of this interest rate exposure. FFCA generally uses and designates interest rate swaps to hedge cash flows on the forecasted sales of the loans. Under the interest rate swap contracts, two parties agree to swap payments over a specified period where one party agrees to make payments at a specified fixed rate and the other party to the contract agrees to make payments based on a floating rate. FFCA intends to terminate these contracts upon the sale of the fixed-rate mortgage loans (generally within one year of the time the hedge is placed), at which time FFCA would generally expect to receive (if rates rise) or pay (if rates fall) an amount equal to the present value of the difference between the fixed rate set at the beginning of the interest rate swap contract and the then-current market fixed rate at the time of termination. At termination of the swap contract, the gain or loss on the sale of the loans is measured and recognized in the statement of income and the related derivative gains and losses included in OCI are reclassified into earnings. During the three months ended March 31, 2001, $1.4 million of derivative net losses were reclassified to Gain on Sale of Assets in the accompanying consolidated statement of income. The derivative net losses reclassified to gain on sale of assets were offset by gains on the sale of the mortgage loans being hedged. FFCA assesses the hedges' effectiveness at inception and during the term of the hedges and determined that the amount of the hedges' ineffectiveness was insignificant during the quarter ended March 31 2001. FFCA estimates that $1.4 million of net derivative losses included in other comprehensive income will be reclassified into earnings within the next twelve months. The counterparties to the interest rate contracts would expose FFCA to credit loss in the event of nonperformance. FFCA minimizes its credit risk on these transactions by only dealing with credit-worthy financial institutions and, therefore, does not anticipate non-performance. The use of derivative financial instruments is monitored through regular communication with senior management and the utilization of written policies adopted by FFCA's board of directors.

(2) NEW ACCOUNTING PRONOUNCEMENT:

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". It revises the standards for accounting for securitizations and other transfers of financial assets and requires certain disclosures. This new accounting standard is effective for transfers and servicing of financial assets occurring after March 31, 2001. It is not anticipated that adoption of this statement will have a material effect on FFCA's results of operations or financial condition.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     General

     Franchise Finance Corporation of America is a self-administered real estate investment trust ("REIT") which provides real estate financing to multi-unit operators of chain restaurants, convenience stores and automotive services and parts outlets. Franchise Finance Corporation of America and its subsidiaries (collectively, "FFCA") offer financing through various products including mortgage loans, equipment loans, construction financing and long-term real estate leases. At March 31, 2001, FFCA's combined investment and servicing portfolio represented over 6,400 properties (including chain store mortgage loans serviced for others). FFCA had interests in 5,549 properties representing approximately $1.9 billion in gross investments in chain store properties located throughout the United States and in Canada (although the amount of FFCA's investments in Canada is not significant). In addition to this geographic diversification, approximately 480 different operators in 180 retail chains comprise the portfolio. FFCA's investment portfolio included 2,464 chain store properties represented by investments in real estate mortgage loans and properties subject to leases and 3,085 properties represented by securitized mortgage loans in which FFCA holds a residual interest.

     On March 30, 2001, FFCA and General Electric Capital Corporation, through its Commercial Equipment Financing business, announced that they reached an agreement for GE Capital Commercial Equipment Financing to acquire FFCA pursuant to terms contained in an agreement and plan of merger. Under the agreement, common shareholders of FFCA will receive $25 in cash for each share held. The transaction values FFCA's shares at approximately $1.4 billion and, inclusive of assumed liabilities, the total transaction is valued in excess of $2.1 billion. The Boards of Directors of both companies have approved the transaction. FFCA intends to continue to pay its regular quarterly dividends until the merger, including a pro rated dividend for the period ending prior to the effective time of the merger. The company will operate as Franchise Finance Corporation of America, a division of GE Capital Commercial Equipment Financing. The acquisition is subject to approval by FFCA's shareholders, absence of certain material adverse changes affecting FFCA, applicable laws or equity market conditions, sale by FFCA of certain specified FFCA assets on the terms specified in the merger agreement and other customary closing conditions. On May 7, 2001, FFCA filed a preliminary proxy statement with the Securities and Exchange Commission providing information about the merger and the merger agreement. After the Securities and Exchange Commission's review, the definitive proxy statement and proxy card will be mailed to FFCA shareholders who will be given the opportunity to read about and vote on the proposed merger.

     Liquidity and Capital Resources

     During the first quarter of 2001, FFCA originated $210 million in mortgage loans representing $71 million in chain restaurant loans, $74 million in convenience store loans and $65 million in automotive services and parts outlet loans. Of the mortgage loans originated during the quarter, $114 million in loans were sold to Washington Mutual under the loan sale agreement that became effective in January 2000. Under the loan sale agreement, which is scheduled to expire on December 31, 2002, Washington Mutual is not obligated to and does not purchase all loans originated by FFCA. During the quarter ended March 31, 2001, Washington Mutual purchased approximately 54% of the loans FFCA originated. In addition, the purchase of loans under the loan sale agreement is subject to borrower credit concentration limits. Washington Mutual has recently informally indicated to FFCA that it intends to reduce these concentration limits. This recent indication by Washington Mutual will require FFCA to continue to develop the use of other capital sources to fund new investments. Due to the unpredictable timing of the sale of loans, the recognition of gains on whole loan sales is expected to create volatility in FFCA's earnings on a quarter-to-quarter basis.

     On January 4, 2000, in order to facilitate FFCA's whole loan sale program, FFCA organized FFCA Funding Corporation as a non-qualified REIT subsidiary to originate and sell mortgage loans. In January 2001, FFCA Funding Corporation was converted into a taxable REIT subsidiary. For tax years beginning after December 31, 2000, generally not more than 20% of a REIT's total assets can be represented by securities of one or more taxable REIT subsidiaries. Accordingly, this REIT tax rule could potentially constrain FFCA's ongoing ability to pursue business opportunities within FFCA Funding Corporation, its taxable REIT subsidiary. FFCA's primary sources of capital used to fund its investment activity during 2000 and 2001 have been through FFCA Funding Corporation's whole loan sales to Washington Mutual and through loan securitizations.

     Under FFCA's whole loan sale program, FFCA originates loans and simultaneously sells them to the buyer; therefore, the buyer effectively funds the loans at origination. Accordingly, FFCA does not require significant liquidity or access to capital to originate these loans. Aside from the whole loan sale activities, FFCA's other investment activities are funded initially by draws on its revolving credit facilities and cash generated from operations. As of March 31, 2001, FFCA had $214 million available on its $350 million bank revolving loan facilities and $489 million available on its $600 million loan sale facility described below. Of the current bank revolving loan facilities, $115 million expires in September 2001 (with options to further extend) and $235 million expires in September 2003.

     FFCA  has  a  $600  million  loan  sale   facility   with  Morgan   Stanley
Securitization Funding Inc. (the "Morgan Stanley loan sale facility"). The Morgan Stanley loan sale facility permits FFCA to sell loans on a regular basis to a trust, until the trust accumulates a sufficiently large pool of loans for sale through a larger securitization transaction. FFCA acts as servicer for the loans following the sale to the trust. During the quarter ended March 31, 2001, FFCA sold 102 loans with an aggregate principal balance of $75 million through this loan sale facility, reporting a net gain of approximately $400,000 and receiving $63 million in cash proceeds plus trust certificates representing the remaining 15%-20% of the loan sale price. The net cash proceeds were used to reduce amounts outstanding under FFCA's bank revolving loan facility. The trust certificates are held until the loans are sold by the trust at which time FFCA receives subordinated certificates of the subsequent securitization and any excess proceeds received by the trust from the loan sale. The subordinated investment securities held by FFCA are the last of the securities to be repaid from the loan pool, so that if any of the underlying mortgage loans default, these securities take the first loss. Any future credit losses in the securitized loan pool would be concentrated in these subordinated investment securities retained by FFCA; however, FFCA originates and services mortgage loans (including the loans relating to FFCA's subordinated investment securities) and has the infrastructure and resources to deal with potential defaults on the securitized portfolio. As of May 7, 2001, delinquent mortgage loans represent approximately 1% of the total securitized loan pool balance.

     FFCA acts as servicer for the loans it has originated and sold through securitization transactions. Under the related servicing agreements, the servicer is required to make periodic cash advances on any nonperforming loans in the securitized loan pools, subject to FFCA's assessment of the ultimate recoverability of the advances. The cash advances represent principal and interest payments on the nonperforming loans and costs associated with the protection of the related property, when necessary. In certain circumstances, FFCA, as servicer for the loans in the Morgan Stanley loan sale trust, may purchase loans from the trust that are deemed to be ineligible for securitization. During the quarter ended March 31, 2001, FFCA, as servicer, purchased at par ineligible loans from the trust having an aggregate principal balance of approximately $23 million.

     While FFCA primarily intends to originate mortgage loans for sale through its whole loan sale program, it will likely continue to securitize loans. Several factors affect FFCA's ability to complete securitizations of its loans, including conditions in the securities markets generally, conditions in the franchise loan sector of the asset-backed securities market specifically, the credit quality of FFCA's loans, compliance of FFCA's loans with the eligibility requirements established by the securitization documents and the absence of any material downgrading or withdrawal of ratings given to certificates issued in FFCA's previous securitizations. Adverse changes in any of these factors could impair FFCA's ability to originate and sell loans on a favorable or timely basis. In addition, the number of purchasers for securities issued in this type of transaction is becoming more limited. There have been recent loan defaults for sponsors, other than FFCA, of franchise loan securitizations that have led to concern about the quality of loans in these securitizations by the purchasers of the securities. This concern has caused a temporary decrease in the market values of these real estate investment securities, resulting in unrealized losses for the quarter ended March 31, 2001 totaling $1.1 million related to investments classified as trading securities (marked to market through earnings) and $200,000 related to investments classified as available-for-sale securities (marked to market through other comprehensive income). Reliance on loan securitizations to fund substantial investments by FFCA will likely result in a greater percentage of FFCA's assets being comprised of subordinated securitization securities that FFCA retains when it enters into a securitization transaction. The cash flows from, and value of, these subordinated securitization securities can be volatile. FFCA also believes that further material increases in the amount of subordinated securitization securities it holds may negatively affect FFCA's corporate debt ratings in the future and result in reduced financial flexibility. FFCA's inability to sell or securitize loans may adversely affect FFCA's financial performance and growth prospects. In addition, unpredictability in the debt and equity markets may impact FFCA's cost of borrowings and ability to efficiently raise equity capital. Based on the recent market price of FFCA common stock, FFCA currently believes that the issuance of its common stock would result in the dilution of its shareholders or would not achieve an acceptable rate of return. Since the amount of corporate debt which FFCA may issue is limited by covenants relating to FFCA's debt-to-equity ratio, FFCA's inability to issue common stock at appropriate prices effectively limits its ability to issue debt to fund financing activities, thereby reducing corporate financial flexibility and competitiveness in the future. Accordingly, the cost of raising debt or equity capital may be higher in the future, which could adversely impact FFCA's results of operations.

     Operations during the quarter ended March 31, 2001 provided net cash of $43 million as compared to $38 million for the first quarter of 2000. The increase in net cash provided by operating activities primarily related to increases in deferred income, accrued interest expense and income taxes payable. Cash generated from operations provides distributions to the shareholders in the form of quarterly dividends.

     FFCA has a dividend reinvestment plan that allows shareholders to acquire additional shares of FFCA stock by automatically reinvesting their quarterly dividends. As of March 31, 2001, shareholders owning approximately 6% of the outstanding shares of FFCA common stock participate in the dividend reinvestment plan and dividends reinvested during the quarter ended March 31, 2001 totaled approximately $1.8 million. FFCA declared a first quarter 2001 dividend of $0.56 per share, or $2.24 per share on an annualized basis, payable on May 18, 2001 to shareholders of record on May 10, 2001. Management anticipates that cash generated from operations will be sufficient to meet operating requirements and provide the level of shareholder dividends required to maintain FFCA's status as a REIT. In January 2001, FFCA granted options to purchase approximately 580,000 shares of common stock at an exercise price of $23.50 per share, and issued approximately 145,000 shares of restricted stock, to employees under its stock-based compensation plan. Both the stock options and the restricted stock are subject to years-of-service vesting requirements.

     Quantitative and Qualitative Disclosures About Market Risk

     FFCA invests in certain financial instruments that are subject to various forms of market risk such as interest rate fluctuations, credit risk and prepayment risk. FFCA uses derivative instruments to manage exposures to interest rate risks on the sale of fixed rate mortgage loans. FFCA's objectives for holding derivatives are to minimize risks using the most effective methods to eliminate or reduce the impacts of this interest rate exposure. FFCA generally uses and designates interest rate swaps to hedge cash flows on the forecasted sales of the loans. Under the interest rate swap contracts, two parties agree to swap payments over a specified period where one party agrees to make payments at a specified fixed rate and the other party to the contract agrees to make payments based on a floating rate. FFCA terminates these contracts upon the sale of the fixed-rate mortgage loans, at which time FFCA would generally expect to receive (if rates rise) or pay (if rates fall) an amount equal to the present value of the difference between the fixed rate set at the beginning of the interest rate swap contract and the then-current market fixed rate at the time of termination. At termination of the swap contract, the gain or loss on the sale of the loans is measured and recognized in the statement of income and the related derivative gains and losses included in other comprehensive income are reclassified into earnings. At March 31, 2001, FFCA had outstanding interest rate swap contracts aggregating $66 million in notional amount. Based on the level of interest rates prevailing, FFCA would have paid approximately $1.5 million if it had terminated the swap contracts at March 31, 2001.

     FFCA estimates that a hypothetical one percentage point increase or decrease in long-term interest rates at March 31, 2001 would impact the financial instruments described above and result in a change to net income of approximately $2 million. This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of prepayment risk or credit spread risk). Therefore, although it gives an indication of FFCA's exposure to interest rate changes at March 31, 2001, it is not intended to predict future results and FFCA's actual results will likely vary.

     FFCA is subject to credit risk on its portfolio of mortgage loans and real estate investment securities held to maturity. FFCA addresses its exposure to credit risk by maintaining diversity in its portfolio by industry, geographic area, chain and operator. In addition, FFCA maintains disciplined underwriting standards and actively manages its portfolio.

     Results of Operations

     FFCA's operations for the first quarter of 2001 resulted in net income of $32 million ($.57 per share diluted) as compared to net income of $34 million ($.61 per share diluted) in 2000. The decrease in net income between 2001 and 2000 was primarily due to an unrealized loss of $1.1 million on real estate investment securities in 2001 as compared to an unrealized gain of $4 million on investment securities in 2000.

     Total revenues were $57.3 million for the first quarter of 2001 as compared to $57.9 million in the comparable quarter of 2000. Rental revenues represented nearly 67% of total revenues for the quarter as compared to 69% in the first quarter of 2000. The decrease in the percentage of FFCA's total revenues generated by leases is due to FFCA's strategic decision made during 1999 to focus on originating mortgage loan products rather than sale-leasebacks because of better shareholder returns. Since then, FFCA has originated a greater proportion of mortgage loans for sale through its whole loan program than leases, and this trend continues. Accordingly, a growing portion of net income is represented by gains on the sale of mortgage loans. FFCA's primary source of revenue growth had been rental revenues generated by new investments in chain store properties. With no new investments in properties subject to leases, rental revenues will grow only through contingent rentals based on a percentage of the gross sales of the related chain store property and other rent escalation features, and will be decreased through sales of properties. As previously reported, in the second quarter of 2000 certain properties FFCA owns that were leased to a family restaurant chain failed to make its April and May 2000 payments when due. The leases were terminated on May 31, 2000 and, subsequently, 42 of the properties have been leased to other operators, 18 properties have been sold, 22 properties have sale or lease agreements in process and the remaining 30 properties are being actively remarketed for sale or lease. The decrease in rental revenues from the first quarter of 2000 to the first quarter of 2001 related to these properties amounted to $1.7 million.

     Certain of the leases and mortgages in FFCA's portfolio also provide for contingent revenues based on a percentage of the gross sales of the related chain store properties. Such contingent revenues totaled $1.9 million in the first quarter of 2001 as compared to $1.8 million in the first quarter of 2000 (as restated to comply with Staff Accounting Bulletin 101 which was adopted by FFCA in the fourth quarter of 2000).

     Mortgage interest income generated by FFCA's loan portfolio totaled $7 million for the quarter ended March 31, 2001 as compared to $6.1 million for the quarter ended March 31, 2000. The majority of the mortgage interest income is generated by mortgage loans that are held for sale. The average rate achieved on the loans originated during the first quarter of 2001 was slightly lower than the average rate achieved during the first quarter of 2000; however, the amount of mortgage loans held for sale was higher in 2001 than in 2000, resulting in increased interest income for the quarter ended March 31, 2001. The amount of mortgage interest income generated each quarter has been, and will continue to be, impacted by the amount of loans held for sale and the timing of the sale of these loans. Although FFCA no longer receives mortgage interest income from the mortgages it sells, it receives fees for continuing to service the loans. In addition, when loans are sold through securitization transactions, FFCA receives income from the subordinated investment securities that it retains in connection with the securitizations. These securities generate revenues that are included in "Real Estate Investment Securities Income" in the accompanying financial statements.

     Expenses increased to $30.6 million during the quarter from $29.5 million in the comparable quarter of 2000. This increase was primarily attributable to increased operating, general and administrative expenses. Operating, general and administrative expenses in the first quarter of 2001 were $1 million higher than the same quarter in 2000 primarily due to an increase in personnel related to loan originations and servicing functions.

     During the quarter, FFCA sold 29 properties (as compared to 15 properties sold in the first quarter of 2000) and recorded net gains totaling $755,000 on these sales, as compared to net gains of $513,000 recorded in the first quarter of 2000. Loan prepayments received in 2001 on securitized mortgage loans represented another 24 properties removed from FFCA's servicing portfolio. Also during the quarter, FFCA sold loans representing 121 properties to Washington Mutual and recorded net gains totaling $6.4 million on these sales. Cash proceeds from the sales of property and from mortgage loan and note payoffs during the quarter, totaling $18 million, were used to fund new investments.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          None.

     (b) During the quarter ended March 31, 2001, FFCA filed the following reports on Form 8-K:

          Form 8-K dated December 31, 2000, filed February 27, 2001, reporting the change of the state of incorporation of the Registrant and the renewal of the Registrant's loan sale facility with Morgan Stanley Securitization Funding Inc., under Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

          Form 8-K dated March 30, 2001, filed March 30, 2001, reporting that the Registrant had signed a definitive agreement with General Electric Capital Corporation for the sale of all the outstanding stock of the Registrant in a cash merger, subject to shareholder approval and other conditions, under Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 FRANCHISE FINANCE CORPORATION OF AMERICA


Date: May 7, 2001                By /s/ John Barravecchia
                                    --------------------------------------------
                                    John Barravecchia, Executive Vice President,
                                    Chief Financial Officer and Treasurer



Date: May 7, 2001                By /s/ Catherine F. Long
                                    --------------------------------------------
                                    Catherine F. Long, Senior Vice President
                                    Finance and Principal Accounting Officer